Form 10QSB
period 1994-06-30
PLASMATRONIC TECHNOLOGIES INC
filed 1998-05-11
CIK 925661

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549



                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                       Commission File Number
June 30, 1994                                                            0-24370


                                          PLASMATRONIC TECHNOLOGIES, INC.
                   (Exact Name of Registrant as specified in its Charter)


            Delaware                                                 33-0611748
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                    fication No.)

   1500 Quail Street, Suite 550, Newport Beach, California 92660
(Address of Principal Executive Offices)                   (Zip Code)

                                                 (714) 660-1500
           (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                           424,600
----------------------------------
Title of Class                                     Number of Shares outstanding
                                                               at June 30, 1994

No exhibits included.



                          PLASMATRONIC TECHNOLOGIES, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1994              1994


CURRENT ASSETS - CASH                                                                       $     763
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $102 and $116 (Note 1)                                       161               147

              TOTAL ASSETS                                                                  $     924         $     147



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     168         $     193

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                                (490)           (1,292)


              TOTAL STOCKHOLDERS' EQUITY                                                          756                46



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     924         $     147




                                The  accompanying  notes are an integral part of
the financial statements.



                          PLASMATRONIC TECHNOLOGIES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                             (JUNE 11, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1994                        1993                    JUNE 30, 1994



REVENUES                                                    $            -0-            $            -0-              $          -0-

OPERATING EXPENSES

    General and Administrative                                           788                                                   1,176
    Amortization                                                          14                          14                         116
TOTAL OPERATING EXPENSES                                                 802                          14                       1,292


NET (LOSS)                                                  $          (802)            $           (14)              $      (1,292)

NET (LOSS) PER SHARE                                        $          (Nil)            $          (Nil)              $        (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               424,600                     400,000                     407,605























                 See accompanying Notes to Financial Statements.



                          PLASMATRONIC TECHNOLOGIES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                             (JUNE 11, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1994                        1993                    JUNE 30, 1994


CASH FLOWS FROM OPERATING
ACTIVITIES

     Net (Loss)                                             $          (802)            $           (14)              $      (1,292)

     Add item not requiring the
         use of cash                                                      14                          14                         116

     Increase (decrease) in accounts
         payable                                                        (25)                                                     193



     Net cash flows from operating
         activities                                                    (763)                                                   (983)

     CASH FLOWS FROM INVESTING ACTIVITIES
       Organizational Costs                                                                                                    (263)

     CASH FLOWS FROM FINANCING
     ACTIVITIES
         Contribution to Capital                                                                                                 500
         Sale of Common Stock                                                                                                    746


         Net Cash flows from financing
           activities                                                                                                          1,246

NET INCREASE (DECREASE) IN CASH                                        (763)

CASH BALANCE AT BEGINNING OF PERIOD                                      763                         237

CASH BALANCE AT END OF PERIOD                               $                           $            237              $









                 See accompanying Notes to Financial Statements.

                                           PLASMATRONIC TECHNOLOGIES, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   JUNE 30, 1994


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1994, the results of operations for the three months ended June 30, 1994 and 1993, and the cash flows for the three months ended June 30, 1994 and 1993.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1994. The results of operations for the three months ended June 30, 1994 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

         The Company has limited working capital and no activities.


                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PLASMATRONIC TECHNOLOGIES, INC.



Date:     August 9, 1994                                 By:  /s/ Eric Anderson
                                                              -----------------
                                                                 Eric Anderson,
                                                  Chairman and Chief Financial
                                                Officer (chief financial officer
                                                and accounting officer and duly