Form 10QSB
period 1996-06-30
PLASMATRONIC TECHNOLOGIES INC
filed 1998-05-11
CIK 925661

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-24370

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                     424,600
----------------------------------                 --------------------
Title of Class                                  Number of Shares outstanding
                                                        at June 30, 1996
No exhibits included.


                          PLASMATRONIC TECHNOLOGIES, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1996              1996


CURRENT ASSETS - CASH                                                                       $
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization                                                                  53                39

              TOTAL ASSETS                                                                  $      53         $      39



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,057         $   1,072

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 issued and outstanding                                                      425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (2,250)           (2,279)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,004)           (1,033)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      53         $      39




                                The  accompanying  notes are an integral part of
the financial statements.




                          PLASMATRONIC TECHNOLOGIES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                     FROM
                                                                                                                         INCEPTION
                                                                                        MONTHS ENDED                 (June 11, 1992)
                                                                                          June 30,                         TO
                                                                                  1996                 1995           June 30, 1996



REVENUES                                                                    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                                                              15                 15                2,055
  Amortization                                                                            14                 14                  224
TOTAL OPERATING EXPENSES                                                                  29                 29                2,279


NET (LOSS)                                                                              (29)      $        (29)       $      (2,279)

NET (LOSS) PER SHARE                                                        $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                               424,600            424,600        417,789

                 See accompanying Notes to Financial Statements.

                                                                   4




                          PLASMATRONIC TECHNOLOGIES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                     FROM
                                                                                                                         INCEPTION
                                                                                        MONTHS ENDED                 (June 11, 1992)
                                                                                          June 30,                         TO
                                                                                  1996                 1995           June 30, 1996

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $           (29)      $        (29)       $      (2,279)

  Add item not requiring the
   use of cash                                                                            14                 14                  224

  Increase (decrease) in accounts
   payable                                                                                15                 15              (1,072)



  Net cash flows from operating
   activities                                                                                                                  (983)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (263)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH                                                                                       (763)

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                                                                      763

CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $






                 See accompanying Notes to Financial Statements.

                                           PLASMATRONIC TECHNOLOGIES, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 1996


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1996, the results of operations for the three months ended June 30, 1996 and 1995, and the cash flows for the three months ended June 30, 1996 and 1995.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1997.

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


                                           PLASMATRONIC TECHNOLOGIES, INC.



Date:     September 30, 1996                                  By:/s/ Jehu Hand

                                                                   Jehu    Hand,
                                                                   President and
                                                                   Chief
                                                                   Financial
                                                                   Officer
                                                                   (chief
                                                                   financial
                                                                   officer   and
                                                                   accounting
                                                                   officer   and
                                                                   duly
                                                                   authorized
                                                                   officer)