Form 10KSB
period 1998-03-31
PLASMATRONIC TECHNOLOGIES INC
filed 1998-05-26
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1998

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1998:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1998, there were 115 stockholders of record.

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

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995, 1996, 1997 and 1988 such expenses totalled
 $947,
$1,057, $1,167 and 1,277.  On April 1,  1995 the  Company  gave the  officer a demand
promissory note convertible into 155,500 shares of common stock at the officer's option.

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

        (b)                Reports on Form 8-K.

                           Not Applicable.


                                                        13
                                           INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Plasmatronic Technologies, Inc.


We have audited the statement of financial position of Plasmatronic Technologies, Inc. ( a development stage company) as of March 31, 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and cumulative for the period June 11, 1992 (date of inception) through March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Plasmatronic Technologies, Inc. from inception through March 31, 1994 (not presented herein), were audited by another auditor whose report, dated May 26, 1994, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the cumulative amounts for the period from inception through March 31, 1994, is based solely on the report of the other auditor.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Plasmatronic Technologies, Inc. (a development stage company) as of March 31, 1998, and the results of its operations, changes in stockholders' equity and cash flows for the period June 11, 1992 (date of inception) through March 31, 1998, in conformity with generally accepted accounting principles.




Bountiful, Utah
May 18, 1998

THURMAN SHAW & CO., L.C.
                                      1




                                          PLASMATRONIC TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                          Statement of Financial Position
                                                   March 31, 1998




ASSETS

Current assets-cash                                                                                  $         -
                                                                                                     -----------

Other assets
     Organization costs, net of accumulated
     amortization of $263                                                                                      -
                                                                                                     -----------

         Total assets                                                                                $         -
                                                                                                     ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable                                                               $        1,277
                                                                                                     --------------

Stockholders' equity
  Preferred stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

  Common stock, $.001 par value; 20,000,000 shares
     authorized; 424,600 shares issued and outstanding                                                          425

  Additional paid-in capital                                                                                    821

  Accumulated deficit during the development stage                                                           (2,523)
                                                                                                     --------------

     Total stockholders' equity                                                                              (1,277)

         Total liabilities and stockholders' equity                                                  $         -
                                                                                                     ===========








                            See accompanying notes to financial statements



                                          PLASMATRONIC TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                              Statement of Operations
                                             Year Ended March 31, 1998
                               and Cumulative from Inception to March 31, 1998




                                                                                                       Cumulative
                                                                                                          From
                                                                                                        Inception
                                                                                                            (June 11, 1992)
                                                                                                      to March 31,
                                                                                        1998              1998



Revenues                                                                            $        -       $         -
                                                                                    -------------    -----------

Operating expenses
     General and administrative                                                               110             2,260
     Amortization                                                                            -                  263
                                                                                    -------------    --------------

Total operating expenses                                                                      110             2,523
                                                                                    -------------    --------------

Net (loss)                                                                          $        (110)   $       (2,523)
                                                                                    =============    ==============

Net (loss) per share                                                                $        -       $         .(01)
                                                                                    =============    ==============

Weighted average number of
     shares outstanding                                                                   424,600           419,074
                                                                                    =============    ==============














                               See accompanying notes to financial statements



                                          PLASMATRONIC TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                    Statement of Changes in Stockholders' Equity
                               From Inception (June 11, 1992) Through March 31, 1998

                                                                                                       Accumulated
                                                                                                         Deficit
                                                              Common StockAdditional      During the
                                                                                       Paid-In         Development
                                                    Shares            Amount           Capital            Stage             Total

Issuance of common stock
     for cash                                          400,000    $          400    $         100    $         -       $        500

Net (loss)                                                -                 -                -                 (269)           (269)
                                                 -------------    --------------    -------------    --------------    -------------

Balances at March 31, 1993                             400,000               400              100              (269)            231
                                                 -------------    --------------    -------------    --------------    -------------

Net (loss)                                                -                 -                -                 (221)           (221)

Contribution to capital                                   -                 -                 500              -                500

Sale of shares in private placement
     on September 30, 1993                              24,600                25              221              -                246

Balances at March 31, 1994                             424,600    $          425    $         821    $         (490)   $        756
                                                 -------------    --------------    -------------    --------------    -------------

Net (loss)                                                -                 -                -               (1,596)         (1,596)

Balances at March 31, 1995                             424,600    $          425    $         821    $       (2,086)   $       (840)
                                                 -------------    --------------    -------------    --------------    -------------

Net (loss)                                                -                 -                -                 (164)           (164)

Balances at March 31, 1996                             424,600    $          425    $         821    $       (2,250)   $     (1,004)
                                                 -------------    --------------     ------------    --------------     ------------

Net (loss)                                                -                 -                -                 (163)           (163)

Balances at March 31, 1997                             424,600    $          425    $         821    $       (2,413)   $     (1,167)
                                                 -------------    --------------    -------------    --------------    -------------

Net (loss)                                                -                 -                -                 (110)           (110)

Balances at March 31, 1998                             424,600    $          425    $         821    $       (2,523)   $     (1,277)
                                                 =============    ==============    =============    ==============    =============




                 See accompanying notes to financial statements


                         PLASMATRONIC TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                            Year Ended March 31, 1998
                 and Cumulative from Inception to March 31, 1998

                                                                                                       Cumulative
                                                                                                          From
                                                                                                        Inception
                                                                                                            (June 11, 1992)
                                                                                                      to March 31,
                                                                                        1998              1998
CASH FLOWS FROM OPERATING
     ACTIVITIES

     Net (loss)                                                                     $        (110)   $       (2,523)

     Add item not requiring the use
      of cash - amortization                                                                 -                  263

     Increase in accounts payable                                                             110             1,277
                                                                                    -------------    --------------

     Net cash flows from operating
      activities                                                                             -                 (983)
                                                                                    -------------    --------------

CASH FLOWS FROM INVESTING
     ACTIVITIES
     Organization costs                                                                      -                 (263)
                                                                                    -------------    --------------
     Net cash flows from investing
       activities                                                                            -                 (263)
                                                                                    -------------    --------------

CASH FLOWS FROM FINANCING
     ACTIVITIES
     Contribution to capital                                                                 -                  500
     Sale of common stock                                                                    -                  746
                                                                                    -------------    --------------
     Net cash flows from financing
        activities                                                                           -                1,246
                                                                                    -------------    --------------

Net decrease in cash                                                                         -                 -

Cash balance at beginning of period                                                          -                 -
                                                                                    -------------    -----------

Cash balance at end of period                                                       $        -       $         -
                                                                                    =============    ===========



                               See accompanying notes to financial statements

                                          PLASMATRONIC TECHNOLOGIES, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                             Year Ended March 31, 1998


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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


2.   CASH AND CASH EQUIVALENTS

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


3.   RELATED PARTY TRANSACTIONS

     The  officer  and  director  of  the  Company   currently   serves  without
compensation.

     An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1998, such expenses totaled $1,277. The Company has given the officer a demand promissory note convertible into 155,500 shares of common stock at the officer's option, which is included in accounts payable, representing $1,555 of this obligation.


4.   INCOME TAXES

     The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carry forward of $2,523 that would begin expiring in the year 2010.


5.   STOCK OPTION PLAN

     The Company has stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified and qualified stock options. The Stock Option Committee of the Board determines the option price which cannot be less than the fair market value at the date of the grant of 110% or the fair market value if the Optionee holds 10% or more of the Company's common stock. The price per share of share subject to a Non-Qualified Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the optionee holds 10% or more of the Company's common stock at the time of grant).




Options outstanding:
            Shares allocated                                                   2,000,000

                 Option price                                              $         .50
                                                                           =============

            Balance at inception                                                    -
            Granted                                                               40,000

            Balance outstanding at  March 31, 1993                                40,000
                                                                           -------------
            Granted                                                                 -
                                                                           ----------

            Balance outstanding at March 31, 1994                                 40,000
                                                                           -------------

            Granted                                                               20,000
            Lapsed                                                               (20,000)

            Balance outstanding at March 31, 1995                                 40,000
                                                                           -------------

            Granted                                                                 -
            Lapsed                                                                  -

            Balance outstanding at March 31, 1996                                 40,000
                                                                           -------------

            Granted                                                                 -
            Lapsed                                                                  -

            Balance outstanding at March 31, 1997                                 40,000
                                                                           =============

            Granted                                                                 -
            Lapsed                                                                40,000

            Balance outstanding at March 31, 1998                                   -
                                                                           ==========

            Exerciseable in 1998                                                    -
                                                                           ==========

                                                         7

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

THURMAN SHAW & CO., L.C.
                                   8


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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 1998.


                                         PLASMATRONIC TECHNOLOGIES, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 26, 1998.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand