Form 10QSB
period 1998-06-30
ECOLOGICAL SERVICES INC
filed 1999-07-15
CIK 925661

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-24370

                                             ECOLOGICAL SERVICES, INC.
                      (Exact Name of Registrant as specified in its Charter)

                                          PLASMATRONIC TECHNOLOGIES, INC.
                                                   (Former Name)


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

                                           Yes    X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                               1,592,250
----------------------------------             ----------------------
Title of Class                                    Number of Shares outstanding
                                                at June 30, 1998
No exhibits included.


                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1998              1998


              TOTAL ASSETS                                                                  $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,277         $   1,292

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,592,250 shares issued and outstanding                                           1,592             1,592

Additional paid-in Capital (deficit)                                                            (346)             (346)

Accumulated deficit during the development stage                                              (2,523)           (2,538)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,277)           (1,292)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $













                                The  accompanying  notes are an integral part of
the financial statements.



                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (June 11, 1992)
                                                                                          June 30,                         TO
                                                                                  1998                 1997           June 30, 1998



REVENUES                                                                    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                                                              15                 15                2,275
  Amortization                                                                             0                  0                  263
TOTAL OPERATING EXPENSES                                                                  15                 15                2,538


NET (LOSS)                                                                              (15)      $        (15)       $      (2,538)

NET (LOSS) PER SHARE                                                        $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             1,592,250          1,592,250            1,590,503























                 See accompanying Notes to Financial Statements.




                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                 (June 11, 1992)
                                                                                          June 30,                         TO
                                                                                  1998                 1997           June 30, 1998

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $           (15)      $        (15)       $      (2,538)

  Add item not requiring the
   use of cash                                                                                                                   263

  Increase (decrease) in accounts
   payable                                                                                15                 15                1,292



  Net cash flows from operating
   activities                                                                                                                  (983)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (263)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $






                 See accompanying Notes to Financial Statements.

                                             ECOLOGICAL SERVICES, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 1998


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1998, the results of operations for the three months ended June 30, 1998 and 1997, and the cash flows for the three months ended June 30, 1998 and 1997.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

2.       Stock split and name change.

         On May 28, 1998 the Company amended its Certificate of Incorporation to change its name to Ecological Services, Inc., and it effected a 3.75 for one forward stock split.

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


                                                     ECOLOGICAL SERVICES, INC.



Date:     July 31, 1998                                       By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                            President and Chief Financial
                                        Officer (chief financial officer
                                           and accounting officer and duly
                                            authorized officer)