Form 10QSB
period 1998-09-30
PLASMATRONIC TECHNOLOGIES INC
filed 1999-07-15
CIK 925661

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

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

                                           Yes    X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                          2,175,375
----------------------------------             ----------------------
Title of Class                           Number of Shares outstanding
                                        at September 30, 1998
No exhibits included.



                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       September 30,
                                                                                              1998              1998


              TOTAL ASSETS                                                                  $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,277         $   3,832

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,592,250 and 2,175,375 shares issued and outstanding                             1,592             2,175

Additional paid-in Capital (deficit)                                                            (346)               348

Accumulated deficit during the development stage                                              (2,523)           (6,355)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,277)           (3,832)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $













                                The  accompanying  notes are an integral part of
the financial statements.




                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   September 30,                        September 30,                      TO
                                              1998             1997               1998                 1997       September 30, 1998



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                     3,832                30               3,817                 15                6,092
  Amortization                                                                                                                   263
TOTAL OPERATING EXPENSES                         3,832                30               3,817                 15                6,355


NET (LOSS)                              $      (3,832)              (30)             (3,817)      $        (15)       $      (6,355)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,883,813         1,592,250           2,175,375          1,592,250























                 See accompanying Notes to Financial Statements.




                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   September 30,                        September 30,                      TO
                                              1998             1997               1998                 1997       September 30, 1998

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $      (3,832)    $         (30)    $        (3,817)      $        (15)       $      (6,355)

  Add item not requiring the
   use of cash                                                                                                                   263

  Increase (decrease) in accounts
   payable                                       2,555                30               2,540                 15                3,832



  Net cash flows from operating
   activities                                  (1,277)                               (1,277)                                 (2,260)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (263)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                          1,277                                 1,277                                   2,023


  Net Cash flows from financing
   activities                                    1,277                                 1,277                                   2,523

NET INCREASE (DECREASE) IN CASH                                                                                                (763)

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                                                                      763

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $












                 See accompanying Notes to Financial Statements.

                                             ECOLOGICAL SERVICES, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 1998


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997, and the cash flows for the three and six months ended September 30, 1998 and 1997.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

2.       Amendment to Certificate of Incorporation

         On May 28, 1998 the Company amended its Certificate of Incorporation to change its name from
         Plasmatronic Technologies, Inc. to Ecological Services, Inc. and to effect a 3.75-for-one forward stock split.

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


                                                      ECOLOGICAL SERVICES, INC.



Date:     October 29, 1998                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                 President and Chief Financial
                                                Officer (chief financial officer
                                               and accounting officer and duly
                                                     authorized officer)