Form 10QSB
period 1998-12-31
PLASMATRONIC TECHNOLOGIES INC
filed 1999-07-15
CIK 925661

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1998

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                  2,175,375
----------------------------------             -------------------
Title of Class                                    Number of Shares outstanding
                                            at December 31, 1998
No exhibits included.



                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            March 31,       December 31,
                                                                                              1998              1998





CURRENT LIABILITIES - Accounts payable                                                      $   1,277            $3,847

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,592,250 and 2,175,375 shares issued and outstanding                             1,592             2,175

Additional paid-in Capital (deficit)                                                            (346)               348

Accumulated deficit during the development stage                                              (2,523)           (6,370)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,277)           (3,847)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $


















                                The  accompanying  notes are an integral part of
the financial statements.



                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   December 31,                         December 31,                       TO
                                              1998             1997               1998                 1997       December 31, 1998



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                     3,847                45                  15                 15                6,107
  Amortization                                                                                                                   263
TOTAL OPERATING EXPENSES                         3,847                45                  15                 15                6,370


NET (LOSS)                              $      (3,847)              (45)                (15)      $        (15)       $      (6,370)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,981,000         1,592,250           2,175,375          1,592,250               (open)























                 See accompanying Notes to Financial Statements.



                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   December 31,                         December 31,                       TO
                                              1998             1997               1998                 1997        December 31, 1998

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $      (3,847)    $         (45)    $           (15)      $        (15)       $      (6,370)

  Add item not requiring the
   use of cash - Amortization                                                                                                    263

  Increase (decrease) in accounts
   payable                                       2,570                45                  15                 15                3,847



  Net cash flows from operating
   activities                                  (1,277)                                                                       (2,260)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (263)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                          1,277                                                                         2,023


  Net Cash flows from financing
   activities                                                                                                                  2,523

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $












                 See accompanying Notes to Financial Statements.

                                             ECOLOGICAL SERVICES, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 1998


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997, and the cash flows for the three and nine months ended December 31, 1998 and 1997.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

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


                                           ECOLOGICAL SERVICES, INC.



Date:     February 1, 1999                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                           President and Chief Financial
                                            Officer (chief financial officer
                                              and accounting officer and duly
                                               authorized officer)