Form 10KSB
period 1999-03-31
ECOLOGICAL SERVICES INC
filed 1999-07-15
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1999

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-24370

                                             ECOLOGICAL SERVICES, INC.
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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1999:

Common Stock, $.001 Par Value - 2,175,375 shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

Background

 Ecological Services, Inc. (formerly Plasmatronic Technologies, Inc.), a Delaware corporation (the "Company") was incorporated on June 11, 1992. The Company has no operating history other than organizational matters, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

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

 In connection with a proposed acquisition of a company engaged in water remediation, the Company changed its name in 1998 to Ecological Services, Inc. and effected a 3.75-for-1 forward stock split. No agreement for the acquisition was entered into, however. All per share amounts herein have been adjusted for the forward split.

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1999, there were 115 stockholders of record.

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

A total of 2,000,000 shares are authorized for issuance under the Plan, of which no shares are issuable. The Company does not intend to grant options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1999.
As of March 31, 1999 there were 2,175,750 shares oustanding.

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Jehu Hand (1)                           920,625                           42.3%

            All officers and
            directors as a group
            (1 person) (1)                          920,625                           42.3%

         (1)      The address of such person is care of the Company.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with organizing the Company, persons consisting of its officers, directors, and other individuals paid an aggregate of $500 in cash to purchase a total of 1,500,000 shares of Common Stock at an average sales price of $.0003333 per share. In April 1993 Messrs. Hand and Anderson also contributed $500.00 to the Company as a contribution to capital. Under Rule 405 promulgated under the Securities Act of 1933, Messrs. Hand and Anderson may be deemed to be promoters of the Company. No other persons are known to Management which would be deemed to be promoters.

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1997, 1998 and 1999 such expenses totalled $1,167, $1,277 and $0. On April 1, 1995 the Company gave the officer a demand promissory note convertible into 583,125 shares of common stock at the officer's option. This note was converted on July 1, 1999. Further expenses of $3,912 were contributed to capital by this officer on March 31, 1999.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits of the Company are included herein.

    Exhibit No.            Document Description

        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Certificate of Incorporation(1)
                           3.2      Bylaws(1)
                           3.3      1998 Amendment to Certificate of
Incorporation(3)

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

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-24370.
(2)      Incorporated by reference to the Company's 1995 Annual Report.
(3)      Filed herewith.

        (b)                Reports on Form 8-K.

                           Not Applicable.

                                             ECOLOGICAL SERVICES, INC.

                                           (A DEVELOPMENT STAGE COMPANY)

                                               FINANCIAL STATEMENTS

                                        YEARS ENDED MARCH 31, 1999 AND 1998

                                                        AND

                                           INDEPENDENT AUDITORS' REPORT


                                             ECOLOGICAL SERVICES, INC.

                                           (A Development Stage Company)

                                                 Table of Contents



Independent Auditors= Report                                                                              1

Financial Statements

         Statements of Financial Position                                                                 2

         Statements of Operations                                                                         3

         Statement of Changes in Stockholders= Equity                                                     4

         Statements of Cash Flows                                                                         5

Notes to Financial Statements                                                                             6


                  563 WEST 500 SOUTH, SUITE 410, BOUNTIFUL, UTAH 84010

                                         (801) 294-3155 FAX (801) 294-3190

             THURMAN SHAW & CO., L.C.
                                                        James K. Thurman
                                                        Jeffrey L. Shaw
                                                        Justin R. Shaw





                                           INDEPENDENT AUDITORS= REPORT



To the Board of Directors and Shareholders
Ecological Services, Inc.


We have audited the statements of financial position of Ecological Services, Inc. ( a development stage company) as of March 31, 1999 and 1998, and the related statements of operations, changes in stockholders= equity and cash flows for the years then ended and cumulative for the period June 11, 1992 (date of inception) through March 31, 1999. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Ecological Services, Inc. from inception through March 31, 1994 (not presented herein), were audited by another auditor whose report, dated May 26, 1994, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the cumulative amounts for the period from inception through March 31, 1994, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Ecological Services, Inc. (a development stage company) as of March 31, 1999 and 1998, and the results of its operations, changes in stockholders= equity and cash flows for the period June 11, 1992 (date of inception) through March 31, 1999, in conformity with generally accepted accounting principles.


 THURMAN SHAW & CO., L.C.

Bountiful, Utah
June 30, 1999





                                             ECOLOGICAL SERVICES, INC.
                                           (A Development Stage Company)
                                          Statements of Financial Position
                                              March 31, 1999 and 1998


                                                                                        1999              1998
                                                                                    -------------    ---------

ASSETS

Current assets-cash                                                                 $        -       $         -
                                                                                    -------------    -----------

Other assets
     Organization costs, net of accumulated
     amortization of $263                                                                    -                 -
                                                                                    -------------    -----------

         Total assets                                                               $        -       $         -
                                                                                    =============    ===========



LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities - accounts payable                                              $        -       $        1,277
                                                                                    -------------    --------------

Stockholders= equity
  Preferred stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

  Common stock, $.001 par value; 20,000,000 shares
     authorized; 2,175,375 and 1,592,250 shares issued
      and outstanding                                                                       2,175             1,592

  Additional paid-in capital                                                                4,260              (346)

  Accumulated deficit during the development stage                                         (6,435)           (2,523)
                                                                                    -------------    --------------

     Total stockholders= equity                                                              -               (1,277)
                                                                                    -------------    --------------

         Total liabilities and stockholders= equity                                 $        -       $         -
                                                                                    =============    ===========







                             See accompanying notes to financial statements



                                             ECOLOGICAL SERVICES, INC.

                                           (A Development Stage Company)
                                              Statements of Operations
                                        Years Ended March 31, 1999 and 1998
                               and Cumulative from Inception to March 31, 1999




                                                                                                       Cumulative
                                                                                                          From
                                                                                                        Inception
                                                                                                            (June 11, 1992)
                                                                                                      to March 31,
                                                                       1999             1998              1999
                                                                  --------------    -------------    ---------



Revenues                                                           $    -            $    -           $    -
                                                                       ---------         ---------        ------

Operating expenses
     General and administrative                                            3,912              110             6,172
     Amortization                                                           -                -                  263
                                                                  --------------    -------------    --------------

Total operating expenses                                                   3,912              110             6,435
                                                                  --------------    -------------    --------------

Net (loss)                                                        $       (3,912)   $        (110)   $       (6,435)
                                                                  ==============    =============    ==============

Net (loss) per share                                              $         -       $        -       $         -
                                                                  ==============    =============    ===========

Weighted average number of
     shares outstanding                                                2,028,396        1,592,250         1,638,660
                                                                  ==============    =============    ==============














                               See accompanying notes to financial statements



                                             ECOLOGICAL SERVICES, INC.
                                           (A Development Stage Company)
                                    Statement of Changes in Stockholders= Equity
                               From Inception (June 11, 1992) Through March 31, 1999

                                                                                                   Accumulated
                                                                                                   Deficit
                                                          Common Stock       Additional       During the
                                                                                  Paid-In          Development
                                               Shares            Amount           Capital            Stage            Total

Issuance of common stock
     for cash                                1,500,000    $       1,500     $      (1,000)   $        -            $    500

Net (loss)                                                         -                -                 -                (269)
                                                          -------------    -------------     -------------    -------------
(269)

Balances at March 31, 1993                  1,500,000             1,500           (1,000)             (269)             231

Net (loss)                                                         -                -                 -                (221)
(221)

Contribution to capital                          -                 -                 500              -                 500

Sale of shares in private placement
     on September 30, 1993                     92,250                92              154              -                 246
                                        -------------     -------------    -------------     -------------    -------------

Balances at March 31, 1994                  1,592,250             1,592             (346)             (490)             756

Net (loss)                                                         -                -                 -              (1,596)
                                                          -------------    -------------     -------------    -------------
(1,596)

Balances at March 31, 1995                  1,592,250             1,592             (346)           (2,086)            (840)

Net (loss)                                                         -                -                 -                (164)
                                                          -------------    -------------     -------------    -------------
                                                          (164)

Balances at March 31, 1996                  1,592,250             1,592             (346)           (2,250)          (1,004)

Net (loss)                                                         -                -                 -                (163)
                                                          -------------    -------------     -------------    -------------
(163)

Balances at March 31, 1997                  1,592,250             1,592             (346)           (2,413)          (1,167)

Net (loss)                                                         -                -                 -                (110)
                                                          -------------    -------------     -------------    -------------
(110)

Balances at March 31, 1998                  1,592,250             1,592             (346)           (2,523)          (1,277)

Conversion of note payable,
  July 1, 1998, $.001 per share               583,125               583              694              -               1,277

Contribution to capital, forgiveness
 of debt, March 31, 1999                         -                 -               3,912              -               3,912

Net (loss)                                                         -                -                 -              (3,912)
                                                          -------------    -------------     -------------    -------------
                                                                                                                     (3,912)

Balances at March 31, 1999                  2,175,375     $       2,175    $       4,260     $      (6,435)   $        -
                                        =============     =============    =============     =============    ==========


                 See accompanying notes to financial statements


                                                      ECOLOGICAL SERVICES, INC.
                                                    (A Development Stage Company)
                                                       Statements of Cash Flows
                                                 Years Ended March 31, 1999 and 1998
                                            and Cumulative from Inception to March 31, 1999



                                                                                                                Cumulative
                                                                                                                   From
                                                                                                                 Inception
                                                                                                                     (June 11, 1992)
                                                                                                               to March 31,
                                                                                1999             1998              1999
                                                                           -------------     -------------    ---------
         CASH FLOWS FROM OPERATING ACTIVITIES

              Net (loss)                                                   $      (3,912)    $        (110)   $      (6,435)

              Add item not requiring the use
               of cash - amortization                                               -                 -                 263

              Increase in accounts payable                                        (1,277)              110             -
                                                                           -------------     -------------    ----------

                  Net cash flows from operating activities                        (5,189)             -              (6,172)
                                                                           -------------     -------------    -------------


         CASH FLOWS FROM INVESTING ACTIVITIES
              Organization costs                                                    -                 -                (263)
                                                                           -------------     -------------    -------------

                  Net cash flows from investing activities                          -                 -                (263)
                                                                           -------------     -------------    -------------


         CASH FLOWS FROM FINANCING ACTIVITIES
              Contribution to capital                                              3,912              -               4,260
              Sale of common stock                                                 1,277              -               2,175
                                                                           -------------     -------------    -------------

                  Net cash flows from financing activities                         5,189              -               6,435
                                                                           -------------     -------------    -------------

         Net decrease in cash                                                       -                 -                -

         Cash balance at beginning of period                                        -                 -                -
                                                                           -------------     -------------    ----------

         Cash balance at end of period                                     $        -        $        -       $        -
                                                                           =============     =============    ==========








                               See accompanying notes to financial statements

                            ECOLOGICAL SERVICES, INC.

                          (A Development Stage Company)
                          Notes to Financial Statements
                       Years Ended March 31, 1999 and 1998


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         The Company was incorporated under the laws of the State of Delaware on June 11, 1992, for the purpose of seeking out business opportunities, including acquisitions. The Company is in the development stage and will be very dependent on the skills, talents, and abilities of management to successfully implement its business plan. Due to the Company=s lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company=s activities have been limited to organizational matters. Organizational costs are amortized on a straight-line basis over five years.

         On May 28, 1998, the company changed its name from Plasmatronic Technologies, Inc. to Ecological Services, Inc.


2.       CASH AND CASH EQUIVALENTS

         The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


3.       RELATED PARTY TRANSACTIONS

         The officer and director of the Company currently serves without compensation.

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1998, such expenses totaled $1,277. The Company has given the officer a demand promissory note convertible into 583,125 shares of common stock at the officer=s option, which was included in accounts payable at March 31, 1998. The note was converted into 583,125 shares on July 1, 1998. Additional expenses advanced by the officer of $3,912 were forgiven by him on March 31, 1999.


4.       INCOME TAXES

         The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carry forward of $6,435 that would begin expiring in the year 2010.


STOCK SLPIT

         On May 28, 1998, the Company effected a 3.75-for-1 forward stock split. All equity accounts have been revised since inception.

6.       STOCK OPTION PLAN

         The Company has stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified and qualified stock options. The Stock Option Committee of the Board determines the option price which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the Optionee holds 10% or more of the Company=s common stock. The price per share of shares subject to a Non-Qualified Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the optionee holds 10% or more of the Company=s common stock at the time of grant).


Options outstanding:
            Shares allocated                                                   2,000,000

                 Option price                                              $            .50
                                                                           ================

            Balance at inception                                                    -
            Granted                                                               40,000

            Balance outstanding at  March 31, 1993                                40,000
                                                                           -------------

            Granted                                                                 -

            Balance outstanding at March 31, 1994                                 40,000
                                                                           -------------

            Granted                                                               20,000
            Lapsed                                                               (20,000)

            Balance outstanding at March 31, 1995                                 40,000
                                                                           -------------

            Granted                                                                 -
            Lapsed                                                                  -

            Balance outstanding at March 31, 1996                                 40,000
                                                                           -------------

            Granted                                                                 -
            Lapsed                                                                  -

            Balance outstanding at March 31, 1997                                 40,000
                                                                           =============

            Granted                                                                 -
            Lapsed                                                                40,000

            Balance outstanding at March 31, 1998                                   -
                                                                           ==========

            Exerciseable in 1998                                                    -
                                                                           ==========



                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 14, 1999.


                                                       ECOLOGICAL SERVICES, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 14, 1999.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand