Form 10QSB
period 1999-09-30
ECOLOGICAL SERVICES INC
filed 1999-11-04
CIK 925661

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-24370
         CIK 0000925661

                                             ECOLOGICAL SERVICES, INC.
                         (Exact Name of Registrant as specified in its Charter)


            Delaware                                              33-0611748
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                    fication No.)

                        24351 Pasto Road, Suite B, Dana Point, California 92629
(Address of Principal Executive Offices)                             (Zip Code)

                                                  (949) 489-2400
                          (Registrant's Telephone Number, including Area Code)


           Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                           Yes    X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        2,175,375
----------------------------------                       --------------------
Title of Class                                    Number of Shares outstanding
                                                           at September 30, 1999
No exhibits included.



                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       September 30,
                                                                                              1999              1999


              TOTAL ASSETS                                                                  $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $                 $      15

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 2,175,375 shares issued and outstanding                                           2,175             2,175

Additional paid-in Capital (deficit)                                                            4,260             4,260

Accumulated deficit during the development stage                                              (6,435)           (6,450)


              TOTAL STOCKHOLDERS' EQUITY                                                                             15



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $













                                The  accompanying  notes are an integral part of
the financial statements.






                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   September 30,                        September 30,                      TO
                                              1999             1998               1999                 1998       September 30, 1999



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                        15             3,832                                  3,817                6,187
  Amortization                                                                                                                   263
TOTAL OPERATING EXPENSES                            15             3,832                                  3,817                6,450


NET (LOSS)                              $         (15)           (3,832)                          $     (3,817)       $      (6,450)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $                     $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       2,175,375         1,883,813           2,175,375          2,175,375            1,682,123























                 See accompanying Notes to Financial Statements.




                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   September 30,                        September 30,                      TO
                                              1999             1998               1999                 1998       September 30, 1999

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $         (15)    $      (3,832)    $                     $     (3,817)       $      (6,450)

  Add item not requiring the
   use of cash                                                                                                                   263

  Increase (decrease) in accounts
   payable                                          15             2,555                                  2,540                   15



  Net cash flows from operating
   activities                                                    (1,277)                                (1,277)              (6,172)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (263)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                     4,412
   Sale of Common Stock                                            1,277                                  1,277                2,823


  Net Cash flows from financing
   activities                                                      1,277                                  1,277                6,435

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $












                 See accompanying Notes to Financial Statements.

                                             ECOLOGICAL SERVICES, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 1999


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998, and the cash flows for the three and six months ended September 30, 1999 and 1997.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2000.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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


                                           ECOLOGICAL SERVICES, INC.



Date:     October 29, 1999                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                  President and Chief Financial
                                                Officer (chief financial officer
                                                 and accounting officer and duly
                                                             authorized officer)