Form 10QSB
period 1999-12-31
ECOLOGICAL SERVICES INC
filed 2002-08-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from __________________ to __________________

                         Commission File Number 0-24370

                            ECOLOGICAL SERVICES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

          Delaware                                         33-0611748
-------------------------------              -----------------------------------
(State or other Jurisdiction of              I.R.S. Employer Identification No.)
 Incorporation or Organization

               1464 East Vineyard Court, Salt Lake City, UT 84106
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 509-8866
               ---------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                             (1) Yes _____ (2) No X

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Common Stock, $.001 par value                     19,984,625
       -----------------------------                     ----------
              Title of Class                  Number of Shares outstanding at
                                                      August 14, 2002

                            ECOLOGICAL SERVICES, INC.
                                      Index

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Balance Sheets - December 31, 1999 and March 31, 1999..........3

            Statements of Operations - For the three months and nine
            months ended December 31, 1999 and 1998 and from inception
            (June 11, 1992) to December 31, 1999...........................4

            Statement of Cash Flows - For the three months and nine months ended December 31, 1999 and 1998 and from inception
            (June 11, 1992) to December 31, 1999...........................5

            Notes to Financial Statements..................................6

   Item 2.  Management Discussion and Analysis or Plan of Operation........7

PART II.  OTHER INFORMATION

         Signatures........................................................9

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)
                        STATEMENTS OF FINANCIAL POSITION


                                                           December 31,        March 31,
                                                              1999                1999
                                                          --------------      ------------

ASSETS                                                       $      -           $    -
           Current Assets
           Cash
           Total current assets                                     -                -
           Other assets                                             -                -
                                                              =========         ========
Organization costs, net of accumulated
amortization of $263

Total assets                                                 $      -           $    -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                          $      -           $    -
     Accounts payable

     Total current liabilities                                      -                -

     Stockholders' Equity
     Preferred stock, $.001 par value; 1,000,000 shares
     authorized; no shares issued and outstanding                   -                -

     Common stock, $.001 par value; 20,000,000 shares
     authorized; 2,160,000 and 2,160,000 shares issued
     and outstanding                                            2,160            2,160
                                                              --------          ------
     Additional paid in capital                                 4,275            4,275
     Accumulated deficit during the development stage          (6,435)          (6,435)
                                                               -------          -------
     Total stockholders' equity                                     -                -
                                                               =======          =======
     Total liabilities and stockholders' equity               $     -          $     -
                                                               =======          =======


                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                         For the Three Months Ended       For the Nine Months Ended   Cumulative from
                                               December 31,                    December 31,           inception (June
                                                                                                       11, 1992) to
                                                                                                       December 31,
                                           1999             1998           1999           1998              1999
                                           ----             ----           ----           ----              ----

Revenue                                 $     -           $    -         $    -         $    -            $     -
                                         -------           ------         -----          ------            ------

Operating expenses                            -               15              -          3,847
General and administrative                    -                -              -              -              6,172
Amortization                                                                                                  263

         Total operating expenses             -               15              -          3,847              6,435
                                                           ------                        -----              -----
         Net (loss)                     $     -            $   -         $    -         $    -            $(6,435)

         Basic and diluted (loss)       $     -            $   -         $    -         $    -            $     -
                                        =======            ======        ======          =====             ======
         per common share

         Weighted Average Number of
         Shares Outstanding           2,160,000        2,160,000      2,160,000       1,981,000
                                      =========        ==========     =========       =========

                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)
                            Statements of Cash Flowss


                                              For the three months ended     For the six months ended    Cumulative from
                                                    December 31,                  December 31,          Inception (June
                                                                                                          11, 1992) to
                                                                                                          September 30,
                                                  1999           1998          1999          1998             1999
                                                 -------        -------       -------       ------           -------

Cash Flows from Operating Activities             $     -        $    15       $     -      $  (3,847)      $ (6,435)
    Net (loss)
    Adjustments to reconcile net
    (loss) to net cash flows from
    operating activities:
    Depreciation and amortization                      -              -             -              -            263
    Change in current assets and
    liabilities:
    Increase (decrease) in accounts payable            -             15             -          2,570             -
                                                 ---------     ---------      --------       --------      --------

Net cash flows from operating activities               -              -             -         (1,277)       (6,172)
                                                 ---------     ---------      ---------      --------      ---------
Cash Flows From investing activities
    Organizational costs                               -              -             -              -           (263)
                                                 ---------     ---------      ---------      --------      ---------
         Net cash flows from investing
         activities                                    -              -             -              -           (263)

         Cash Flows From Financing Activities

         Proceeds from issuance of common
         stock                                         -              -             -          1,277          2,160
         Contribution of capital                       -              -             -              -          4,275
                                                ---------     ---------      ---------      ---------      ---------
Net Cash Flows from financing activities               -              -             -          1,277          6,435
                                                ---------     ---------      ---------      ---------      ---------
Net increase (decrease) in cash                        -              -             -              -              -

Cash balance at beginning of period                    -              -             -              -              -

Cash balance at end of period                    $     -        $     -        $    -          $   -        $     -
                                                =========      ========       ========       ========       =========

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description to Business

The Company was incorporated under the laws of the State of Delaware on June 11, 1992, the for purpose of seeking out business opportunities, including acquisitions. The Company is in the development stage and will be very dependent on the skills, talents, and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Because opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters. Organizational costs are amortized on a straight-line basis over five years.

On May 28, 1998, the Company changed its name from Plasmatronic Technologies, Inc. to Ecological Services, Inc.

Basis of Accounting

The financial statements of the Company have been prepared on the accrual basis of accounting.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimate.

Income Taxes

The fiscal year of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carry forward of $6,435 that would begin expiring in the year 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Ecological Services, Inc. , a Delaware corporation, (the "Company") was incorporated under the laws of the State of Delaware on June 11, 1992. Since the Company's incorporation, it has had limited activity and currently has no operations.

     The Company is currently looking for a business opportunity. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation, bylaws or by contract, stockholders' approval may not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity the costs incurred in a related investigation will not be recoverable. Further, even if agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any participation in or the acquisition of any business prospect, will be profitable.

Liquidity and Capital Resources

     As of December 31, 1999 the Company had no assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the nine months ended December 31, 1999, the Company had no revenue and no expenses. The Company had insignificant expenses prior to the change of control of the Company as its prior president performed all accounting and legal work without charge to the Company. With the change in control of the Company, the Company will continue to incur cost associated with maintaining its filing obligations with the Securities and Exchange Commission.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. The Company will have to rely on management and principal shareholders to assist in paying for any major expenses. Presently, no one is obligated to provide any further funds to the Company.

     Management may also attempt to raise additional funds through the sale of securities of the Company. The Company's present financial position may make it difficult to raise capital through the sale of its shares or result in the substantial dilution to current shareholders as the price the Company could receive for its shares at this time will be relatively low resulting in the issuance of a substantial number of shares if the Company attempted to raise capital through the sale of shares.

     Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities with which to acquire or merge. These efforts may cost the Companynot only out of pocket expenses for its management bu also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefitss from the efforts of management to locate business opportunities.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis" and no cash salaries or other form of cash compensation are being paid by the Company for the time and effort required by management to run the Company. The Company does intend to reimburse its officers and directors for out of pocket cost.

Results of Operations

     The Company has no operations except preliminary investigation of one of more potential business opportunities, none of which have come to fruitation.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

                                      None.

                          ITEM 2. CHANGES IN SECURITIES

                                      None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.

                            ITEM 5. OTHER INFORMATION

                                      None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

     99.1 Certification  of the Chief  Executive  Officer  and  Chief  Financial
          Officer

b)       Reports on Form 8-K

None

                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Ecological Services, Inc.

Dated: August __, 2002                       By:
                                                --------------------------------
                                             Kevin Monson
                                             President, Chief Executive Officer
                                             and Principal Financial Officer