Form 10KSB
period 2000-03-31
ECOLOGICAL SERVICES INC
filed 2002-08-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the Fiscal Year Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                           Commission File No. 0-22236

                            ECOLOGICAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                 33-0565710
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

           145 South Main Street, Suite 1240, Salt Lake City, UT 84111
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (801) 961-7356

Securities Registered Pursuant to Section 13 of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
         ---------------------         -----------------------------------------
                None                                      None

Securities Registered Pursuant to Section 15(d) of the Act:

                         Common Stock, $0.001 par value
                        ---------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes T No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most recent fiscal year were $0.00.

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: The Company's common stock does not have a trading market.

     As of August 13, 2002, the Registrant had 19,984,625 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g. part I, part II, etc.) Into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933: None.

                                TABLE OF CONTENTS
                                                                      Page
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                               3
         ITEM 2.  DESCRIPTION OF PROPERTIES                             3
         ITEM 3.  LEGAL PROCEEDINGS                                     4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                   4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                           4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS                  4
         ITEM 7.  FINANCIAL STATEMENTS                                  5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT                     5
         ITEM 10. EXECUTIVE COMPENSATION                                5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                 6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K                      6


SIGNATURES                                                              7

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This periodic report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby indentified as "forward-looking statements".

Business

     The Company was incorporated in Delaware on June 11, 1992. The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical are and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgement.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

ITEM 2.DESCRIPTION OF PROPERTIES

     The  Company's   administrative  offices  are  provided  by  the  Company's president, Kevin Monson. Without current operations, the space provided by Mr. Monson is adequate for the Company's needs.

ITEM 3.LEGAL PROCEEDINGS

         None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended March 31, 2000.

                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is not listed for trading. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the forseeable future. At August 13, 2002, the Company had approximately 108 shareholders.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     Since its organization, the Company has not produced any revenue. The Company has been unable to locate another business opportunity and currently has no material operations.

     Managment of the Company believes that the best chance to obtain value for the shareholders is to seek a merger or acquisition with an existing business. At this time, management has been unable to locate any potential mergers or acquisitions.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur cost for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, managment is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the issuance of stock to acquire such an opportunity.

Liquidy and Capital Resources

     As of March 31, 2002, the Company had no assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reportiing obligations to the Securities and Exchange Commission. Current management has indicated a williness to help support the Company's ongoing expenses through the purchase of securities of the Company.

     For the twelve months ended March 31, 2000, the Company had no expenses as its president performed all corporate actions without being paid. Management anticipates only nominal continuing expenses.

     Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated unti the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities. The Company's financial statements contain a going concern on the Company's ability to continue in business.

     Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished. Management will continue to rely on outside consultants to assist in its corporate filing requirements.

Results of Operations

     The Company has not had no revenue since inception. The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.

ITEM 7.FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accoutants with respect to accounting practices or procedures or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.


 Name              Age          Title                Director of Officer Since
-------           -----        -------              ---------------------------
Kevin Monson       43          President and Director         1999

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Kevin Monson Mr. Monson is the managing member of Common Solutions, LLC with diversified consulting contracts in the mergers and acquisitions arena, real estate development and financial services companies. He served as President of Aspen Construction, Inc. with construction and development contracts in Park City, UT totaling over $50 Million in project costs from 1995 until 2000. Currently Mr. Monson is involved with several private placement companies entailing capital restructuring for entry into the public market. He has served as the President of Ecological Services, Inc. since May of 2001.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)  was  convicted  in a  criminal  proceedinig  or named  subject of a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     defenses);

(3) was the subject of any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

     (i) acting as a future commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affilate person, director or employee of any investment company or engaging in or continuing any conduct or practice in connection with such activity;

     (ii) engaging in any type of business practice; or

     (iii)engaging in any activity in connection with the purchased or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgement, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or other wise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgement in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgemet in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITIH SECTION 16(A) OF THE EXCHANGE ACT

     Kevin Monson, the Company's only officer and director, has not filed a Form 3 reporting his holdings. However, the Form should be filed by August 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2000, the end of the Company's last completed fiscal year):

  Name                 Year                    Compensation
---------             -------                -----------------
Jehu Hand              1998                       None
Jehu Hand              1999                       None
Kevin Monson           2000                       None

(1) Mr. Hand was the president and CEO prior to Mr. Monson taking control of the Company in 1999.

Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2000, 1999, and 1998.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans.

None.

Pension Table

None.

Other Compensation

None.

Compensation of Directors.

None.

Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which in any way result in payments to any such person because of his resignation, retirement, or other terminatioon of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or change in the person's responsibilities following a changing in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of August 13, 2002, the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially , more than 5% of the 19,984,625 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of            Name of               Amount and Nature          Percentage
Class          Beneficial Owner      of Beneficial Ownership (1)      of Class
----------    -------------------    ---------------------------     -----------

 Common       Kevin Monson (1)
              1464 E. Vineyard Ct.
              Salt Lake City, UT
              84106                          17,839,625                 89.27%

OFFICERS, DIRECTORS AND NOMINEES:

 Common        Kevin Monson (1)            ----See Above----
               All Officers                  17,839,625                 89.27%
               and Directors as
               a group (1 person)


(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended March 31, 2001, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own or record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

     Except as set forth above, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

     There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A)(1)  FINANCIAL  STATEMENTS.   The  following  financial  statements  are
included in this report.

Title of Document                                                          Page
-----------------
Report of Thurman Shaw & Co., L.C.,
Certified Public Accountants                                                12

Balance Sheets as of March 31, 2000, and 1999                               13

Statements of Operations for the fiscal years ended March
31, 2000, and 1999                                                          14

Statements of Stockholders' Equity for the years ended
March 31, 2000, and 1999, and from inception                                15

Statements of Cash Flows for the fiscal years ended
March 31, 2000, and 1999                                                    17

Notes to Financial Statements                                               18

     (A)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

         None.

(A)(3) EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.  SEC Reference Number   Title of Document                Location
-----------  --------------------   -----------------                --------

  3.01           3                Articles of Incorporation     Incorporation by
                                                                reference *
  3.02           3                Bylaws                        Incorporated by
                                                                reference *

  4.01           4                Specimen Stock Certificate    Incorporated by
                                                                reference *

   99.1         99                Certification of the Chief Executive Officer
                                  and Chief Financial Officer

* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no. 0-22236.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                     ECOLOGICAL SERVICES, INC.



Date: August ___, 2002              By
                                      -----------------------------
                                      Kevin Monson, President and Sole Director
                                      (Principal Executive Officer) and
                                      (Principal Financial Officer)

INDEPENDENT AUDITOR'S REPORT


Thurman Shaw & Co., L.C.
Certified Public Accountants                               James K. Thurman
                                                            Jeffrey L. Shaw
                                                             Justin R. Shaw
To the Board of Directors and Shareholders
Ecological Services, Inc.

     We have audited the statements of financial position of Ecological Services, Inc. (a company in the development stage) as of March 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulative for the period June 11, 1992 (date of inception) through March 31, 2001. The se financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ecological Services, Inc. from inception through March 31, 1994 (not presently herein) were audited by another auditor whose report, dated May 26, 1994, expressed an unqualified opinion on those statements. Our opinion, in so far s it relates to the cumulative amounts for the period from inception through March 31, 1994, is based solely on the report of the other auditor.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, such financial statements referred to above present fairly, in all material respects, the financial position of Ecological Services, Inc. (a company in the development stage) as of March 31, 2001 and 2000, and the results of its operations, changes in stockholders' equity and cash flows for the period June 11, 1992 (date of of inception) through March 31, 2001, in conformity with accountig principals generally accepted in the United States of America.


Thurman Shaw & Co., L.C.


Bountiful, Utah
____________, 2002
563 West 500 South, Suite 410,
Bountiful, Utah 84010
(801) 294-3155 9801) 294-3190

                            ECOLOGICAL SERVICES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        Statements of Financial Position
                             March 31, 2001 and 2000


                                                                 March 31, 2001        March 31, 2000
                                                                 --------------        --------------

ASSETS

Current assets - cash                                                 $ -                    $ -

Other assets                                                            -                      -
Organization costs, net of accumulated amortization of $263

Total assets                                                          $ -                    $ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable                                $ -                    $ -

Stockholders' equity
      Preferred stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

      Common Stock, $.001 par value; 20,000,000 shares              2,160                  2,160
      authorized; 2,160,000 and 2,160,000 shares issued and
      outstanding

      Additional paid-in capital                                    4,275                  4,275

      Accumulated deficit during the development stage             (6,435)                (6,435)

      Total stockholders' equity                                        -                      -

      Total liabilties and stockholders' equity                       $ -                    $ -

         See Accountants' Report and Notes to the Financial Statements

                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)
                            Statements of Operations
                       Years Ended March 31, 2001 and 2000
                 and Cumulative from Inception to March 31, 2001



                                                                        Cumulative From
                                                                     Inception (June 11,
                                           2001           2000     1992) to March 31, 2001
                                          ------         ------    ------------------------

Revenues                                    $-             $-                    $-

Operating expenses                           -              -
General and administrative                   -              -                 6,172
Amortization                                                                    263

Total operating expenses                     -              -                 6,435

Net (loss)                                  $-             $-             $ (6,435)

Net (loss) per share                        $-             $-                   $ -

Weighted average number of shares
outstanding                          2,160,000      2,160,000             1,755,892


                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)
                  Statement of Changes in Stockholders' Equity
              From Inception (June 11, 1992) Through March 31, 2001



                                              Common Stock             Additional        Accumulated           Total
                                                                     Paid-In Capital    Deficit During
                                                                                       the Development
                                                                                            Stage

                                          Shares          Amount
                                         --------        --------


Issuance of Common Stock                1,500,000         $ 1,500         $(1,000)         $     -             $ 500

Net (loss)                                      -               -               -             (269)             (269)

Balances at March 31, 1993              1,500,000           1,500          (1,000)            (269)               231

Net (loss)                                      -               -               -             (221)             (221)

Contribution to Capital                         -               -             500                -               500

Sale of shares in private placement        92,250              92             154                -               246
on September 30, 1993

Balances at March 31, 1994              1,592,250           1,592            (346)            (490)               756

Net (loss)                                      -               -               -           (1,596)           (1,596)

Balances at March 31, 1995              1,592,250           1,592            (346)          (2,086)             (840)

Net (loss)                                      -               -               -             (164)             (164)

Balances at March 1996                  1,592,250           1,592            (346)          (2,250)           (1,004)

Net (loss)                                      -               -               -             (163)             (163)

Balances at March 1997                  1,592,250           1,592            (346)          (2,413)           (1,167)

Net (loss)                                      -               -               -             (110)             (110)

Balance at March 1998                   1,592,250           1,592            (346)          (2,523)           (1,277)

Conversion of note payable, July 1,       567,750             568             709                -             1,277
1998, $.001 per share

Contribution to capital,                        -               -           3,912                -             3,912
foregiveness of debt, March 31, 1999



                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)
            Statement of Changes in Stockholders' Equity (continued)
              From Inception (June 11, 1992) through March 31, 2001


                                  Common Stock              Additional        Accumulated           Total
                                                         Paid-In Capital    Deficit During
                                                                            the Development
                                                                                 Stage

                               Shares          Amount
                              --------        --------

Net (loss)                           -              -               -            (3,912)            (3,912)

Balances at March 31, 1999   2,160,000          2,160           4,275            (6,435)                 -

Net (loss)                           -              -               -                 -                  -

Balance at March 31, 2000    2,160,000          2,160           4,275            (6,435)                 -

Net (loss)                           -              -               -                 -                  -

Balance at March 31, 2001    2,160,000        $ 2,160         $ 4,275          $ (6,435)                $-


                           ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)
                            Statement of Cash Flows
                      Years Ended March 31, 2001 and 2000
                and Cumulative From inception to March 31, 2001


                                                                                       Cumulative From
                                                                                      Inception (June 11,
                                                           2001          2000     1992) to March 31, 2001
                                                          -------       ------   -------------------------


CASH FLOWS FROM OPERATING ACTIVITIES                       $-            $-              $ (6,435)
       Net (loss)
       Adjustments to reconcile net (loss) to net cash
       (used) by operating activities:                      -             -                    263
       Amortization

Net cash (used) by operating activities                     -             -                (6,172)

CASH FLOWS FROM INVESTING ACTIVITIES                        -             -                  (263)
       Organization costs

       Net cash (used) by investing activities              -             -                  (263)

       CASH FLOWS FROM FINANCING ACTIVITIES                 -             -                  4,275
       Contribution to capital                              -             -                  2,160
       Sale of common stock

Net cash provided by financing activities                   -             -                  6,435

Net change in cash                                          -             -                      -

Cash balance at beginning of period                         -             -                      -

Cash balance at end of period                             $ -           $ -                    $ -



ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company was incorporated under the laws of the State of Delaware on June 11, 1992, for the purpose of seeking out business opportunities, including acquisitions. The Company is in the development stage and will be very dependent on the skills, talents, and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters. Organizational costs are amortized on a straight-line basis over five years.

On May 28, 1998, the company changed its name from Plasmatronic Technologies, Inc. to Ecological Services, Inc.

Basis of Accounting

The financial statements of the Company have been prepared on the accrual basis of accounting.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carry forward of $6,435 that would begin expiring in the year 2010.