Form 10QSB
period 2000-06-30
ECOLOGICAL SERVICES INC
filed 2002-08-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

               1464 East Vineyard Court, Salt Lake City, UT 84106
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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


                             (1) Yes _____ (2) No X

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Common Stock, $.001 par value                        19,984,625
       -----------------------------                        ----------
              Title of Class                     Number of Shares outstanding at
                                                         August 13, 2002

                            ECOLOGICAL SERVICES, INC.
                                      Index

Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 2000 and March 31, 2000.............     3

          Statements of Operations - For the three months ended June
          30, 2000 and 1999 and from inception
          (June 11, 1992) to June 30, 2000..............................     4

          Statement of Cash Flows - For the three months ended June
          30, 2000 and 1999 and from inception (June 11, 1992) to
          June 30, 2000.................................................     5

          Notes to Financial Statements.................................     6

Item 2.   Management Discussion and Analysis or Plan of Operation.......     7

Part II. Other Information

          Signatures....................................................     9

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                Assets

                                                                           June 30, 2001     March 31, 2000
                                                                          ---------------   ----------------

CURRENT ASSETS:                                                             $     -              $     -
                                                                             -------              -------
           Cash

               Total current assets                                               -                    -

               Other assets                                                       -                    -
                                                                                  -                    -
           Organization cost, net of accumulated
             amortization of $263

           TOTAL ASSETS                                                           -                    -
                                                                                  -                    -

                Liabilities and Stockholders' Equity                       $      -               $    -

           CURRENT LIABILITIES:                                            $      -               $    -
                                                                            --------               ------
           Account payable

                 Total current liabilities                                        -                    -

                 STOCKHOLDERS' EQUITY:                                        2,160                2,160
           Preferred stock; $.001 par value, 1,000,000 shares
           authorized no shares issued and outstanding
           Common stock; $.001 par value, 20,000,000 shares authorized        4,275                4,275
           2,160,000 and 2,160,000 shares issued and outstanding
           Additional paid in capital
           Accumulated deficit during the development stage                  (6,435)              (6,435)

           Total stockholders' equity                                             -                    -
                                                                                  -                    -

           Total Liabilities and Stockholders' Equity                       $     -               $    -
                                                                             ======                =====

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                            For the Three Months        Cumulative
                                                               Ended June 30,          From Inception
                                                                                     (June 11, 1992) to
                                                                                       June 30, 2000
                                                           ----------------------   --------------------

                                                          2000               1999


           Revenue                                      $    -             $    -          $     -
                                                        -------            -------          -------

           Operating expenses                                -                  -            6,172
           General and Administrative Amortization           -                  -              263

           Total operating expenses                          -                  -            6,435
                                                             -                  -           -------

           Net (loss)                                        -                  -          $(6,435)

           Basic and diluted (loss) per common share    $    -             $    -          $     -
                                                         ======             ======          ========

           Weighted average number of common shares   2,160,000         2,160,000        1,718,243
            used in per share calculation             =========         =========        ===========


                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Three Months
                                                               Ended June 30,                Cumulative
                                                                                            From Inception
                                                                                           (June 11, 1992)
                                                                                           to June 30, 2000
                                                             2000          1999
                                                            ------        ------         ------------------

           Cash Flows from Operating Activities               $-           $-               $   (6,435)
           Net (loss)
           Adjustments to reconcile net (loss) to net cash
           flows from operating activities:
           Depreciation                                        -            -                      263
           Change in current assets and liabilities:
           Accounts payable                                    -            -                        -

           Net cash flows from operating activities            -            -                   (6,172)
                                                            ------      -------               ---------

           Cash flows from investing activities                -            -                     (263)
           Organization costs

           Net cash flows from investing activities            -            -                      263
                                                            ------      -------               ---------
           Cash Flows from financing activities                -            -                    2,160
           Proceeds from issuance of common stock              -            -                    4,275
           Contribution to capital

           Net cash flows from financing activities            -            -                    6,435
                                                            ------      -------               ---------
           Net increase (decrease) in cash                     -            -                        -

           Cash balance at beginning of period                 -            -                        -
                                                               -            -                        -

           Cash balance at end of period                  $    -       $    -                  $     -

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

     Liquidity and Capital Resources

     As of June 30, 2000 the Company had no assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three months ended June 30, 2000, the Company had no revenue and no expenses.

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

a)   Exhibits

     99.1 Certificate of Chief Executive Officer and Chief Financial Officer

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