Form 10QSB
period 2000-09-30
ECOLOGICAL SERVICES INC
filed 2002-08-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from __________________ to __________________

                         Commission File Number 0-24370

                            ECOLOGICAL SERVICES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

       Delaware                                          33-0611748
-------------------------------              -----------------------------------
(State or other Jurisdiction of              I.R.S. Employer Identification No.)
 Incorporation or Organization

               1464 East Vineyard Court, Salt Lake City, UT 84106
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 509-8866
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

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

                            ECOLOGICAL SERVICES, INC.
                                      Index

Part I.  Financial Information
 Item 1. Financial Statements

         Balance Sheets - September 30, 2000 and
         March 31, 2000                                                      3

         Statements of Operations - For the three months
         and six months ended September 30, 2000 and 1999
         and from inception (June 11, 1992) to September 30, 2000            4

         Statement of cash flows - For the six months ended
         September 30, 2000 and 1999 and from inception
         (June 11, 1992) to September 30, 2000                               5

         Notes to Financial Statements                                       6

 Item 2. Management Discussion and Analysis or Plan of Operation             7

Part II. Other Information

         Signatures                                                         10

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)
                        STATEMENTS OF FINANCIAL POSITION



         Assets                                        September 30,   March 31,
                                                           2000          2000
                                                           ----          ----

Current Assets:                                          $     -        $    -
                                                          ------        ------
       Cash in bank
           Total in current assets                             -             -
                                                          ------        ------

           Total assets                                  $     -        $    -
                                                          ======        ======

       Liabilities and Stockholders' Equity

           Current liabilities                           $     -        $    -
                                                          ------        ------
       Accounts payable

           Total current liabilities                           -             -
                                                          ------        ------

           Stockholders' Equity:                         $     -        $    -
                                                          ------        ------
       Preferred stock; $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding

       Common stock, $.001 par value, 20,000,000 shares    2,160         2,160
       authorized 19,984,625 and 2,160,000 shares issued and outstanding

       Additional paid in capital                          4,275         4,275
                                                           -----         -----

       Accumulated deficit during the development stage   (6,435)       (6,435)

           Total Stockholders' Equity                          -             -

           Total liabilities and stockholders' equity    $     -        $    -
                                                          =======        =====

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                       For the Three Months           For the Six Months        Cumulative
                                       Ended September 30,            Ended September 30,     from inception
                                                                                             (June 11, 1992) to
                                                                                                September 30,
                                       2000             1999          2000           1999           2000
                                       ----             ----          ----           ----           ----


       Revenue                        $    -         $     -         $   -          $   -       $     -
                                       -----          ------          -----          -----       -------

       Operating expenses
       General and administrative          -               -             -              -          6,172
       Amortization                        -               -             -              -            263
       Total operating expenses            -               -             -              -          6,435
                                       ------         ------          -----          -----       -------
       Net (loss)                     $    -         $     -         $   -           $  -      $ (6,435)
                                       ======         ======          =====          =====       =======

       Basic and diluted (loss) per   $    -         $     -         $   -           $  -
       common share                    ======         ======          =====          =====

       Weighted Average Number of
       Shares Outstanding           2,160,000      2,160,000     2,160,000       2,160,000
                                    =========      =========     =========       =========


                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)
                            Statements of Cash Flowss

                                                    For the six months
                                                    ended September 30,         Cumulative from
                                                                           Inception (June 11, 1992) to
                                                                                 September 30,
                                                   2000          1999               2000
                                                  ------        ------             ------

  Cash Flows from Operating Activities           $    -        $    -          $   (6,435)
  Net (loss)
  Adjustments to reconcile net (loss) to
  net cash flows from operating activities:
  Depreciation and amortization                       -             -                 263
  Change in current assets and liabilities:
  Increase (decrease) in accounts payable             -             -                   -

       Net cash flows from operating                  -             -              (6,172)
       activities

       Cash Flows From investing activities           -             -                (263)
  Organizational costs

  Net cash flows from investing activities            -             -                (263)

  Cash Flows From Financing Activities                -             -               2,160
  Proceeds from issuance of common stock              -             -               4,275
  Contribution of capital

       Net Cash Flows from financing                  -             -               6,435
       activities

       Net increase (decrease) in cash                -             -                   -

       Cash balance at beginning of period            -             -                   -

       Cash balance at end of period             $    -         $   -             $     -



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

Liquidity and Capital Resources

     As of September 30, 2000 the Company had no assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For both the three months and six months ended September 30, 2000, the Company had no revenue and no expenses.

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


                                           Ecological Services, Inc.

Dated: August __, 2002                   By:
                                            -------------------------
                                            Kevin Monson
                                            President, Chief Executive Officer
                                            and Principal Financial Officer