Form 10QSB
period 2000-12-31
ECOLOGICAL SERVICES INC
filed 2002-08-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from __________________ to __________________

                         Commission File Number 0-24370

                           ECOLOGICAL SERVICES, INC.
                           --------------------------
             (Exact Name of Registrant as specified in its Charter)

         Delaware                                          33-0611748
         ---------                                         -----------
(State or other Jurisdiction of              I.R.S. Employer Identification No.)
Incorporation or Organization

               1464 East Vineyard Court, Salt Lake City, UT 84106
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 509-8866
                                 --------------
              (Registrant's Telephone Number, including Area Code)

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

                            ECOLOGICAL SERVICES, INC.
                                      Index

Part I. Financial Information

Item. 1. Financial Statements

          Balance Sheets - December 31, 2000 and March 31, 2000                3

          Statements of Operations - For the three months and nine months
          Ended December 31, 2000 and 1999 and from inception (June 11, 1992)
          To December 31, 2000                                                 4

          Statement of Cash Flows - For the nine months ended
          December 31,  2000 and 1999 and from inception (June 11, 1992) to
          December, 2000                                                       5

          Notes to Financial Statements                                        6

         Item 2. Management Discussion and Analysis or Plan of Operation       7

  Part II.Other Information

                  Signature                                                    9

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)
                        STATEMENTS OF FINANCIAL POSITION


                                                                  December 31,          March 31,
                                                                     2000                  2000
                                                                  -------------        -----------


ASSETS                                                                 $ -               $ -
       Current Assets
       Cash

       Total current assets                                              -                 -

       Other assets                                                      -                 -
                                                                      =====              =====
Organization costs, net of accumulated
 amortization of $263

Total assets                                                           $ -               $ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                    $ -               $ -
       Accounts payable

       Total current liabilities                                         -                 -

       Stockholders' Equity                                              -                 -
       Preferred stock, $.001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding

       Common stock, $.001 par value; 20,000,000 shares              2,160             2,160
                                                                     -----             -----
       authorized; 2,160,000 and 2,160,000 shares issued and
       outstanding

       Additional paid in capital                                    4,275             4,275

       Accumulated deficit during the development stage             (6,435)           (6,435)
                                                                   -------           -------

       Total stockholders' equity                                        -                 -
                                                                   =======           =======

       Total liabilities and stockholders' equity                      $ -               $ -
                                                                   =======           =======

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                    For the Three Months Ended       For the Nine Months Ended      Cumulative from
                                           December 31,                    December 31,             inception (June
                                                                                                     11, 1992) to
                                                                                                     December 31,

                                       2000             1999            2000           1999               2000
                                       ----             ----            ----           ----               ----


Revenue                                 $ -              $ -             $ -            $ -                $ -
                                        ---              ---             ---            ---                ---

Operating expenses                        -                -               -              -
General and administrative                -                -               -              -              6,172
Amortization                                                                                               263

         Total operating expenses                                                                        6,435
                                                                                                         -----
                                          -                -               -              -

         Net (loss)                     $ -              $ -             $ -            $ -          $ (6,435)

         Basic and diluted (loss)       $ -              $ -             $ -            $ -                $ -
                                        ===              ===             ===            ===                ===
         per common share

         Weighted Average Number of

         Shares Outstanding           2,160,000       2,160,000        2,160,000       2,160,000
                                      =========       =========        =========       =========


                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)
                            Statements of Cash Flowss


                                                  For the nine months ended    Cumulative from
                                                         December 31,          Inception (June
                                                                                11, 1992) to
                                                                                September 30,

                                                     2000          1999             2000
                                                    ------        ------           ------

Cash Flows from Operating Activities                $-             $-          $ (6,435)
       Net (loss)
       Adjustments to reconcile net (loss)
       to net cash flows from operating
       activities:                                   -              -                263
       Depreciation and amortization
       Change in current assets and
       liabilities:
       Increase (decrease) in accounts               -              -                  -
       payable

Net cash flows from operating activities             -              -            (6,172)

Cash Flows From investing activities                 -              -              (263)
       Organizational costs

       Net cash flows from investing                 -              -              (263)
       activities

       Cash Flows From Financing Activities          -              -              2,160
       Proceeds from issuance of common              -              -              4,275
       stock
       Contribution of capital

Net Cash Flows from financing activities             -              -              6,435

Net increase (decrease) in cash                      -              -                  -

Cash balance at beginning of period                  -              -                  -

Cash balance at end of period                       $-             $-                 $-


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

Liquidity and Capital Resources

     As of December 31, 2000 the Company had no assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the nine months ended December 31, 2000, the Company had no revenue and no expenses. The Company had insignificant expenses prior to the change of control of the Company as its prior president performed all accounting and legal work without charge to the Company. With the change in control of the Company, the Company will continue to incur cost associated with maintaining its filing obligations with the Securities and Exchange Commission.

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


a)   Exhibits

     99.1 Certification of Chief Executive Officer and Chief Financial Officer

b)   Reports on Form 8-K

None

                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Ecological Services, Inc.

Dated: August __, 2002                         By:_______________________
                                                  Kevin Monson
                                                  President, Chief Executive
                                                  Officer and Principal
                                                  Financial Officer