Form 10KSB
period 2001-03-31
ECOLOGICAL SERVICES INC
filed 2002-08-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the Fiscal Year Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                           Commission File No. 0-22236

                            ECOLOGICAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                     33-0565710
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

           145 South Main Street, Suite 1240, Salt Lake City, UT 84111
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (801) 961-7356

Securities Registered Pursuant to Section 13 of the Act:

        Title of Each Class          Name of Each Exchange on Which Registered
       ---------------------        --------------------------------------------
                None                                  None


Securities Registered Pursuant to Section 15(d) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes xT No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most recent fiscal year were $0.00.

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

                                TABLE OF CONTENTS
                                                                      Page
                                                                     ------
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

ITEM 3.LEGAL PROCEEDINGS

         None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended March 31, 2001.

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

Liquidy and Capital Resources

     As of March 31, 2001, the Company had no assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reportiing obligations to the Securities and Exchange Commission. Current management has indicated a williness to help support the Company's ongoing expenses through the purchase of securities of the Company.

     For the twelve months ended March 31, 2001, the Company had no expenses as its president performed all corporate actions without being paid. Management anticipates only nominal continuing expenses.

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

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name               Age         Title                 Director of Officer Since
-----             ------      -------                ---------------------------

Kevin Monson        31        President and Director         1999

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Kevin Monson Mr. Monson is the managing member of Common Solutions, LLC with diversified consulting contracts in the mergers and acquisitions arena, real estate development and financial services companies. He served as President of Aspen Construction, Inc. with construction and development contracts in Park City, UT totaling over $50 Million in project costs from 1995 until 2000. Currently Mr. Monson is involved iwth several private placement companies entailing capital restructuring for entry into the public market. He has served as the President of Ecological Services, Inc. since May of 2001.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2001, the end of the Company's last completed fiscal year):

 Name             Year            Compensation
------           ------          ---------------
Jehu Hand         1999              None
Kevin Monson      2000              None
Kevin Monson      2001              None

(1) Mr. Hand was the president and CEO prior to Mr. Monson taking control of the Company in 1999.

Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2001, 2000, and 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 15, 2001, the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially , more than 5% of the 19,984,625 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of       Name of                  Amount and Nature            Percentage
Class       Beneficial Owner         of Beneficial Ownership (1)     of Class
---------  ------------------       ----------------------------    ----------

 Common   Kevin Monson (1)
          1464 E. Vineyard Ct.
          Salt Lake City, UT
          84106                          17,839,625                     89.27%

OFFICERS, DIRECTORS AND NOMINEES:

 Common   Kevin Monson (1)               ----See Above----
          All Officers                   17,839,625                     89.27%
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

Title of Document                                                 Page
-------------------                                              -------
Report of Thurman Shaw & Co., L.C.,
Certified Public Accountants                                       12

Balance Sheets as of March 31, 2001, and 2000                      13

Statements of Operations for the fiscal years ended March
31, 2001, and 2000                                                 14

Statements of Stockholders' Equity for the years ended
March 31, 2001, and 2000, and from inception                       15

Statements of Cash Flows for the fiscal years ended
March 31, 2001, and 2000                                           17

Notes to Financial Statements                                      18

(A)(2)  FINANCIAL  STATEMENT   SCHEDULES.   The  following  financial  statement
schedules are included as part of this report:

         None.

(A)(3) EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.     SEC Reference Number         Title of Document        Location
-----------     ----------------------      -------------------       -----------

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

                                            ECOLOGICAL SERVICES, INC.



Date: August ___, 2002                      By:
                                               ------------------------------
                                               Kevin Monson, President
                                               Principal Executive Officer,
                                               Principal Financial Officer
                                               and Sole Director

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



Thurman Shaw & Co., L.C.


Bountiful, Utah
____________, 2002
563 West 500 South, Suite 410,
Bountiful, Utah 84010
(801) 294-3155 9801) 294-3190

                            ECOLOGICAL SERVICES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)



                                                                  2001              2000
                                                                  ----              ----

ASSETS

Current assets - cash                                              $ -                $ -

Other assets                                                         -                  -
Organization costs, net of accumulated amortization of $263

Total assets                                                       $ -                $ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable                             $ -                $ -

Stockholders' equity
      Preferred stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

      Common Stock, $.001 par value; 20,000,000 shares           2,160              2,160
      authorized; 2,160,000 and 2,160,000 shares issued and
      outstanding

      Additional paid-in capital                                 4,275              4,275

      Accumulated deficit during the development stage         (6,435)            (6,435)

      Total stockholders' equity                                     -                  -

      Total liabilties and stockholders' equity                    $ -                $ -

          See Accountants' Report and Notes to the Financial Statements

                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)
                            Statements of Operations
                       Years Ended March 31, 2001 and 2000
                 and Cumulative from Inception to March 31, 2001


                                                     2001            2000              Cumulative From
                                                                                     Inception (June 11,
                                                                                    1992) to March 31, 2001
                                                    -------         -------        -------------------------

Revenues                                               $-              $-                         $-

Operating expenses                                      -               -
General and administrative                              -               -                      6,172
Amortization                                                                                     263

Total operating expenses                                -               -                      6,435

Net (loss)                                             $-              $-                  $ (6,435)

Net (loss) per share                                   $-              $-                        $ -

Weighted average number of shares outstanding   2,160,000       2,160,000                  1,755,892


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



                                              Common Stock             Additional        Accumulated           Total
                                                                     Paid-In Capital    Deficit During
                                                                                       the Development
                                                                                            Stage

                                         Shares          Amount

Issuance of Common Stock               1,500,000         $ 1,500         $(1,000)                  $-             $ 500

Net (loss)                                     -               -                -               (269)             (269)

Balances at March 31, 1993             1,500,000           1,500          (1,000)               (269)               231

Net (loss)                                     -               -                -               (221)             (221)

Contribution to Capital                        -               -              500                   -               500

Sale of shares in private placement       92,250              92              154                   -               246
on September 30, 1993

Balances at March 31, 1994             1,592,250           1,592            (346)               (490)               756

Net (loss)                                     -               -                -             (1,596)           (1,596)

Balances at March 31, 1995             1,592,250           1,592            (346)             (2,086)             (840)

Net (loss)                                     -               -                -               (164)             (164)

Balances at March 1996                 1,592,250           1,592            (346)             (2,250)           (1,004)

Net (loss)                                     -               -                -               (163)             (163)

Balances at March 1997                 1,592,250           1,592            (346)             (2,413)           (1,167)

Net (loss)                                     -               -                -               (110)             (110)

Balance at March 1998                  1,592,250           1,592            (346)             (2,523)           (1,277)

Conversion of note payable, July 1,      567,750             568              709                   -             1,277
1998, $.001 per share

Contribution to capital,                       -               -            3,912                   -             3,912
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


                                                       2001             2000          Cumulative From
                                                                                    Inception (June 11,
                                                                                  1992) to March 31, 2001
                                                      -------          -------   -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES                     $-              $-               $ (6,435)
       Net (loss)
       Adjustments to reconcile net (loss) to net cash
       (used) by operating activities:                    -               -                     263
       Amortization

Net cash (used) by operating activities                   -               -                 (6,172)

CASH FLOWS FROM INVESTING ACTIVITIES                      -               -                   (263)
       Organization costs

       Net cash (used) by investing activities            -               -                   (263)

       CASH FLOWS FROM FINANCING ACTIVITIES               -               -                   4,275
       Contribution to capital                            -               -                   2,160
       Sale of common stock

Net cash provided by financing activities                 -               -                   6,435

Net change in cash                                        -               -                       -

Cash balance at beginning of period                       -               -                       -

Cash balance at end of period                           $ -             $ -                     $ -


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