Form 10QSB
period 2001-06-30
ECOLOGICAL SERVICES INC
filed 2002-08-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from __________________ to __________________

                         Commission File Number 0-24370

                            ECOLOGICAL SERVICES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

           Delaware                                      33-0611748
--------------------------------             -----------------------------------
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

                            ECOLOGICAL SERVICES, INC.
                                      Index

Part I. Financial Information

    Item 1.   Financial Statements
              Balance Sheets - June 30, 2001 and March 31, 2001..............  3

              Statements of Operations - For the three months ended June
              30, 2001 and 2000 and from inception
              (June 11, 1992) to June 30, 2001...............................  4

              Statement of Cash Flows - For the three months ended June
              30, 2001 and 2000 and from inception (June 11, 1992) to
              June 30, 2001..................................................  5

              Notes to Financial Statements..................................  6

   Item 2.    Management Discussion and Analysis or Plan of Operation........  8

Part II. Other Information

                  Signatures................................................. 10

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                Assets

                                                                           June 30, 2001     March 31, 2001
                                                                           -------------     --------------
                                                                            (Unaudited)

CURRENT ASSETS:
           Cash                                                            $   13,225         $       -
           Prepaid expenses                                                       306                 -
                    Total current assets                                       13,531                 -
                                                                            ----------         ---------
                    TOTAL ASSETS                                           $   13,531         $       -
                           Liabilities and Stockholders' Equity

                    CURRENT LIABILITIES:

           Account payable                                                  $       80        $        -
                                                                             ----------         ---------
                    Total current liabilities                                       80                 -

                    STOCKHOLDERS' EQUITY:                                            -                 -
           Preferred stock; $.001 par value, 1,000,000 shares
           authorized no shares issued and outstanding
           Common stock; $.001 par value, 20,000,000 shares authorized          19,985             2,160
           19,984,625 and 2,156,630 issued and outstanding                       4,325             4,275
           Additional paid in capital
           Earnings (deficit) accumulated during the development stage         (10,859)           (6,435)
                                                                            -----------         -----------

           Total stockholders' equity                                           13,451                 -
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  13,531         $        -
                                                                            ==========          ===========

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                 For the Three Months           Cumulative
                                                    Ended June 30,         During the Development
                                                                                  Stage
                                                 2001           2000
                                                ------         ------     -----------------------


           Revenue                             $     -        $     -            $      -
                                               --------       --------            --------
           Expenses:
      General and administrative                 4,424              -              10,596
      Amortization expense                           -              -                 263
                                               --------       --------            --------
                Total expenses                   4,424              -              10,859
                                               --------       --------            --------

           Net Income before Income Taxes       (4,424)             -             (10,859)
      Provision for income taxes                     -              -                   -

           Net Income (Loss)                   $(4,424)       $     -            $(10,859)
                                               ========       ========           ==========

           Income (Loss) per share            $  (0.00)       $ (0.00)
                                               ========       ========

         Weighted Average Number of Shares  14,043,083      2,160,000
           Outstanding                      ==========      =========

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Three Months
                                                                   Ended June 30,            Cumulative During
                                                                                             the Development
                                                                                                  Stage
                                                                 2001            2000
                                                               ---------       ---------     -------------------

           CASH FLOWS FROM OPERATING ACTIVITIES
       Cash paid to suppliers and others                    $(4,600)                -        $    (10,772)
       Amortization                                               -                 -                   -
       Change in accounts payable                                 -                 -                   -
                                                            ---------          --------        ------------

           Net cash provided (used) by operating activities  (4,600)                -             (10,772)
                                                            ---------          --------        ------------

           CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
       Organization costs                                         -                 -                (263)
                                                            ---------          --------        ------------
       Net cash provided (used) by investing activities           -                 -                (263)
                                                            ---------          --------        ------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
       Contributions to capital                                   -                 -               4,275
       Sale of common stock                                  17,825                                19,985
                                                            ---------          --------        ------------
       Net cash provided (used) by financing activities      17,825                 -              24,260
                                                            ---------          --------        ------------
       NET INCREASE (DECREASE) IN CASH                       13,225                 -              13,225

       CASH - BEGINNING OF PERIOD                                 -                 -                   -

       CASH - END OF PERIOD                                 $13,225             $   -            $ 13,225

       RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
       PROVIDED (USED) BY OPERATING ACTIVITIES

       NET INCOME (LOSS)                                    $(4,424)            $   -            $(10,859)


       Adjustment to reconcile net income (loss) to net
       cash provided (used) by operating activities
       Amortization                                               -                 -                 263
       Contributions to capital to pay expenses                  50                 -                  50
       Changes in assets and liabilities                       (306)                -                (306)
       (Decrease) increase in accounts payable                   80                80                   -
                                                            ---------          --------        -------------
       Total adjustments                                        176                 -                  87

       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     $(4,600)            $   -           $ (10,772)


                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Description to Business

     The Company was incorporated under the laws of the State of Delaware on June 11, 1992, the for purpose of seeking out business opportunities, including acquisitions. The Company is in the development stage and will be very dependent on the skills, talents, and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters. Organizational costs have been fully amortized.

     On  May  28,  1998,  the  Company   changed  its  name  from   Plasmatronic
     Technologies, Inc. to Ecological Services, Inc.

     Interim Financial Information

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flow at June 30, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audite financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Income Taxes

     The fiscal year end of the Company is March 31, and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carry forward of $6,435 that would begin expiring in the year 2010.

NOTE 2 - SALE OF COMMON STOCK AND CONTRIBUTED CAPITAL

     During May of 2001, the Company sold 17,824,625 shares of its common stock valued at $.001 par value for cash of $17,824,63 to an officer of the Company.

     A shareholder of the Company paid on behalf of the Company the Delaware State Franchise tax and filing fee owed at March 31, 2001 in the amount of $50. This has been treated as contributed capital in these financial statements.

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

     Liquidity and Capital Resources

     As of June 30, 2001, the Company had total assets of $13,531, consisting of $13,225 in cash and $306 in prepaid expenses and $80 of liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three months ended June 30, 2001, the Company had no revenue but $4,424 of administrative expenses, principally audit fees and fees for filing its corporate and Securities and Exchange reports. The Company had insignificant expenses prior to the change of control of the Company as its prior president performed all accounting and legal work without charge to the Company. With the change in control of the Company, the Company will continue to incur cost associated with maintaining its filing obligations with the Securities and Exchange Commission.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. The Company will have to rely on management and principal shareholders to assist in paying for any major expenses. Presently, no one is obligated to provide any further funds to the Company.

     During the three months ended June 30, 2001, the Company raised $17,825 through the sale of securities of the Company.

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


                                              Ecological Services, Inc.


Dated: August __, 2002                       By:
                                               ---------------------------------
                                                Kevin Monson
                                                President, Chief Executive
                                                Officer and Principal
                                                Financial Officer