Form 10QSB
period 2001-09-30
ECOLOGICAL SERVICES INC
filed 2002-08-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                            ECOLOGICAL SERVICES, INC.
                                      Index

Part I. Financial Information

Item 1.    Financial Statements
           Balance Sheets - September 30, 2001 and March 31, 2001...........  3

           Statements of Operations - For the three months and six
           months ended September 30, 2001 and 2000 and from
           inception
           (June 11, 1992) to September 30, 2001............................  4

           Statement of Cash Flows - For the six months ended
           September 30, 2001 and 2000 and from inception (June 11,
           1992) to
           September 30, 2001...............................................  5

           Notes to Financial Statements....................................  6

Item 2.    Management Discussion and Analysis or Plan of Operation..........  8

Part II. Other Information

                  Signatures................................................  9

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


         Assets                                             September 30,     March 31,
                                                                2001            2001
                                                                ----            ----
                                                             (Unaudited)


Current Assets:                                                $ 12,777       $    -
                                                               --------        ------
       Cash in bank

           Total in current assets                               12,777            -
                                                               --------        ------
           Total assets                                        $ 12,777       $    -
                                                               --------        ------
                   Liabilities and Stockholders' Equity

           Current liabilities                                   $ 579        $    -
                                                               --------        ------
       Accounts payable

           Total current liabilities                              579              -
                                                               --------        ------
           Stockholders' Equity:
       Preferred stock; $.001 par value, 1,000,000
       shares authorized, no shares issued and
       outstanding                                                  -              -

       Common stock, $.001 par value, 20,000,000 shares
       authorized 19,984,625 and 2,160,000 shares
       issued and outstanding                                  19,985          2,160

       Additional paid in capital                               4,325          4,325

       Deficit accumulated during the development stage       (12,112)        (6,435)
                                                             --------        --------

           Total Stockholders' Equity                          12,198              -
           Total liabilities and stockholders' equity        $ 12,777       $      -
                                                             ========        ========

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                        For the Three Months          For the Six Months       Cumulative
                                        Ended September 30,           Ended September 30,      During the
                                                                                             Development Stage
                                       2001             2000         2001            2000    -----------------
                                       ----             ----         ----            ----


       Revenue                       $    -           $     -      $     -         $    -        $      -
                                      ------           ------       -------         ------        --------

       Expenses:                      1,253                 -        5,677              -          11,849
   General and administrative                                                                         263
                                      ------           ------       -------         -------       --------
   Amortization expense                   -                 -            -              -
                                      ------
       Total expenses                 1,253                 -        5,677              -          12,112
                                      -----            -------     -------          -------       --------

  Net Income before Income Taxes     (1,253)                -       (5,677)             -         (12,112)
   Provision for income taxes             -                 -            -              -               -

       Net Income (Loss)           $ (1,253)          $     -     $ (5,677)         $   -       $ (12,112)
                                    ========           =======     ========          ======     ==========

Income (Loss) per share              $(0.00)          $ (0.00)      $(0.00)         $(0.00)
                                    ========           =======      =======          ======
  Weighted Average Number of
  Shares Outstanding             19,984,625         2,160,000    17,013,854      2,160,000
                                 ===========        ==========   ===========     ==========


                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Six Months Ended            Cumulative
                                                                         September 30,                 During the
                                                                                                      Development
                                                                                                         Stage
                                                                    2001             2000
                                                                    ----             ----


       CASH FLOWS FROM OPERATING ACTIVITIES                     $  (5,048)         $     -            $ (11,220)
       Cash paid to suppliers and others                                -                -                    -
       Cash paid for taxes                                              -                -                    -
       Cash paid for interest                                           -                -                    -
                                                                 ---------         ---------           ---------

           Net cash provided (used) by operating
           activities                                              (5,048)               -              (11,220)
                                                                 ---------         ---------           ---------

           CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
         Organization costs                                             -                -                 (263)
                                                                 ---------         ---------           ----------

       Net cash provided (used) by investing activities                 -                -                 (263)

       CASH FLOWS FROM FINANCING ACTIVITIES:                            -                -                4,275
       Contributions to capital                                    17,825                -               19,985
                                                                 ---------         ---------           ----------
       Sale of common stock                                        17,825                -               24,260
       Net cash provided (used) by financing activities          ---------         ---------           ----------

       NET CASH PROVIDED (USED) DURING PERIOD                      12,777                -               12,777

       CASH - BEGINNING OF PERIOD                                       -                -                    -

       CASH - END OF PERIOD                                       $12,777           $    -              $12,777
                                                                 ---------         ---------           ----------
       RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
       PROVIDED (USED) BY OPERATING ACTIVITIES

       NET INCOME (LOSS)                                          $(5,677)          $    -             $(12,112)
                                                                 ---------         ---------           ----------

       Adjustment to reconcile net income (loss) to net                 -                -                  263
       cash provided (used) by operating activities                    50                -                   50
       Amortization
       Contributions to capital to pay expenses                       579                -                  579
       Changes in assets and liabilities
       (Decrease) increase in accounts payable

       Total adjustments                                              629                -                  892

       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           $(5,048)          $    -             $(11,220)
                                                                 ---------         ---------           ----------

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

     On  May  28,  1998,  the  Company   changed  its  name  from   Plasmatronic
     Technologies, Inc. to Ecological Services, Inc.

     Interim Financial Information

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flow at September 30, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

     Liquidity and Capital Resources

     As of September 30, 2001 the Company had total assets of $12,777, all in cash and $579 of liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For both the three months and six months ended September 30, 2001, the Company had no revenue but $1,253 and $5,677 respectively of administrative expenses, principally audit fees and fees for filing its corporate and Securities and Exchange reports. The Company had insignificant expenses prior to the change of control of the Company as its prior president performed all accounting and legal work without charge to the Company. With the change in control of the Company, the Company will continue to incur cost associated with maintaining its filing obligations with the Securities and Exchange Commission.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. The Company will have to rely on management and principal shareholders to assist in paying for any major expenses. Presently, no one is obligated to provide any further funds to the Company.

     Management during the six months ended September 30, 2001, the Company raised $17,825 through the sale of securities of the Company.

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


                                                  Ecological Services, Inc.

Dated: August __, 2002                           By:
                                                    ----------------------------
                                                    Kevin Monson
                                                    President, Chief Executive
                                                    Officer and Principal
                                                    Financial Officer