Form 10QSB
period 2001-12-31
ECOLOGICAL SERVICES INC
filed 2002-08-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from __________________ to __________________

                         Commission File Number 0-24370

                            ECOLOGICAL SERVICES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

         Delaware                                          33-0611748
------------------------------               -----------------------------------
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

                            ECOLOGICAL SERVICES, INC.
                                      Index

  Part I. Financial Information
     Item. 1.Financial Statements
             Balance Sheets - December 31, 2001 and
             March 31, 2001                                                   3

             Statements of Operations - For the three months
             and nine months Ended December 31, 2001 and 2000
             and from inception (June 11, 1992) To December 31, 2001          4

             Statement of Cash Flows - For the Nine Months
             ended December 31, 2001 and 2000 and from inception
             (June 11, 1992) to December 31, 2001                             5

             Notes to Financial Statements                                    6

     Item 2. Management Discussion and Analysis or Plan of Operation          8

  Part II.Other Information

                  Signature                                                  10

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                            December 31,    March 31,
                                                               2001           2000
                                                            ------------   -----------

CURRENT ASSETS:                                             $ 12,272          $    -
       Cash in bank

       Total current assets                                   12,272               -
                                                             --------         -------
       TOTAL ASSETS                                         $ 12,272               -

       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
       Accounts payable                                     $    340          $    -
                                                             --------         -------
       Total current liabilities                                 340               -

       STOCKHOLDERS' EQUITY:                                       -               -
       Preferred stock; $.001 par value, 1,000,000 shares
       authorized, no shares issued and outstanding
       Common stock $.001 par value, 20,000,000               19,985           2,160
       shares authorized 19,984,625 and 2,160,000 shares       4,325           4,275
       issued and outstanding
       Additional paid in capital                            (12,378)         (6,435)
                                                            ---------         --------
       Deficit accumulated during the development stage

       Total stockholders' equity                             11,932               -
                                                            ---------         --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 12,272          $    -
                                                            =========         ========

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                            For the Three Months Ended      For the Nine Months Ended        Cumulative
                                                   December 31,                    December 31,                during
                                                                                                            Development
                                                                                                               Stage
                                               2001            2000           2001            2000              2000
                                               ----            ----           ----            ----              ----

Revenue                                      $    -           $   -          $    -          $    -            $    -
                                              ------           -----          -----           ------

EXPENSES:                                       266               -           5,943               -            12,115
General and administrative Amortization           -               -               -               -               263
expense

          Total expenses                        266               -               -                            12,378
                                              ------           -----         -------         -------           ------
                                                                              5,943
          Net income before income taxes       (266)              -          (5,943)              -           (12,378)
       Provision for income taxes                 -               -               -               -                 -

Net income (loss)                            $ (266)         $    -        $ (5,943)         $    -         $ (12,378)

Income (loss) per share                     $ (0.00)        $ (0.00)       $  (0.00)         $(0.00)          $ (0.00)
                                            ========        ========       ========         ========          ========

Weighted Average Number of Shares        19,984,625       2,160,000      18,004,111       2,160,000         3,086,787
Outstanding                               ==========       =========     ==========        =========         =========

                            ECOLOGICAL SERVICES, INC.
                      (A Company in the Development Stage)
                            Statements of Cash Flowss


                                                          For the Nine Months Ended    Cumulative During the
                                                                 December 31,            Development Stage
                                                             2001          2000
                                                            -------       -------    -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
           Cash paid to suppliers and others              $  (5,553)       $    -          $ (11,725)
           Cash paid for taxes                                    -        $    -                  -
           Cash paid for interest                                 -             -                  -
                                                           ---------       -------          ---------
Net cash provided (used) by operating activities             (5,553)            -            (11,725)

CASH FLOWS FROM (USED) IN INVESTING ACTIVITES:
           Organization costs                                     -             -               (263)
                                                           ---------       -------          ---------
           Net cash provided (Used) by investing                  -             -               (263)
           activiteis

           CASH FLOWS FROM FINANCING ACTIVITIES:                  -             -              4,275
           Contributions to capital                          17,825             -             19,985
                                                           ---------       -------          ---------
           Sale of common stock

Net cash provided (used) by financing activities             17,825             -             24,260

NET CASH PROVIDED (USED) DURING PERIOD                       12,272             -             12,272

CASH-BEGINNING OF PERIOD                                          -             -                  -

CASH PROVIDED (USED) BY OPERATING ACTIVITIES               $ 12,272         $   -           $ 12,272

NET INCOME (LOSS)                                          $ (5,943)        $   -           $(12,378)

Adjustment to reconcile net income (loss) to net cash             -             -                263
provided (used) by operating activities
           Amortization                                          50             -                 50
           Contributions to capital to pay expenses             340             -                340
           Changes in assets and liabilities
           (Decrease) increase in accounts payable

              Total adjustments                                 390             -                653

              NET CASH PROVIDED (USED) BY OPERATING
                ACTIVITIES                                 $ (5,553)        $   -           $(11,725)

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

     On  May  28,  1998,  the  Company   changed  its  name  from   Plasmatronic
     Technologies, Inc. to Ecological Services, Inc.

     Interim Financial Information

     The Company without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audited financial statements. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - SALE OF COMMON STOCK AND CONTRIBUTED CAPITAL

     During May of 2001, the Company sold 17,824,625 shares of its common stock valued at $.001 par value for cash of $17,824.63 to an officer of the Company.

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

Liquidity and Capital Resources

     As of December 31, 2001 the Company had total assets of $12,272 all in cash and $340 of liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For both the three months and nine months ended December 31, 2001, the Company had no revenue but $266 and $5,943 respectively of administrative expenses, principally audit fees and for filing its corporate and Securities and Exchange reports. The Company had insignificant expenses prior to the change of control of the Company as its prior president performed all accounting and legal work without charge to the Company. With the change in control of the Company, the Company will continue to incur cost associated with maintaining its filing obligations with the Securities and Exchange Commission.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. The Company will have to rely on management and principal shareholders to assist in paying for any major expenses. Presently, no one is obligated to provide any further funds to the Company.

     Management during the nine months ended December 31, 2001, raised $17,825 through the sale of securities of the Company.

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


                                               Ecological Services, Inc.

Dated: August __, 2002                        By:
                                                 -------------------------------
                                                 Kevin Monson
                                                 President, Chief Executive
                                                 Officer and Principal
                                                 Financial Officer