Form 10KSB
period 2002-03-31
ECOLOGICAL SERVICES INC
filed 2002-08-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the Fiscal Year Ended March 31, 2002

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                           Commission File No. 0-22236

                            ECOLOGICAL SERVICES, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     33-0565710
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

           145 South Main Street, Suite 1240, Salt Lake City, UT 84111
           ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (801) 961-7356

Securities Registered Pursuant to Section 13 of the Act:

         Title of Each Class         Name of Each Exchange on Which Registered
               None                                     None


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

     As of March 30, 2002, the Registrant had 19,984,625 shares of Common Stock issued and outstanding.

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

                               TABLE OF CONTENTS
                                                                    Page
                                                                   ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                             3
         ITEM 2.  DESCRIPTION OF PROPERTIES                           3
         ITEM 3.  LEGAL PROCEEDINGS                                   4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                 4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                         4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS                4
         ITEM 7.  FINANCIAL STATEMENTS                                5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE              5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT                  5
         ITEM 10. EXECUTIVE COMPENSATION                             5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                              6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K                   6


SIGNATURES                                                          11

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

                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is not listed for trading. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the forseeable future. At March 31, 2002, the Company had approximately 108 shareholders.

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

Liquidy and Capital Resources

     As of March 31, 2002, the Company had assets of $11,816, all in cash and liabilities of $357. The Company has incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reportiing obligations to the Securities and Exchange Commission. These expenses totalled $6,416 for the year ended March 31, 2002. For the twelve months ended March 31, 2001, the Company had no expenses as its president performed all corporate actions without being paid. Management anticipates only nominal continuing expenses. Current management has indicated a williness to help support the Company's ongoing expenses through the purchase of securities of the Company.

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

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth as of March 30, 2002, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

     Name               Age         Title             Director of Officer Since
    ------             -----       -------            -------------------------
Kevin Monson            32    President and Director           1999

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

 Name                   Year          Compensation
-------                -------       --------------
Kevin Monson             2000             None
Kevin Monson             2001             None
Kevin Monson             2002             None

Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2002, 2001, and 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2002, the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially , more than 5% of the 19,984,625 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended March 31, 2002, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own or record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Title of Document                                                          Page
------------------                                                        ------
Report of David T. Thomson, P.C.
Certified Public Accountants                                                 12

Balance Sheets as of March 31, 2002, and 2001                                13

Statements of Operations for the fiscal years ended March
31, 2002, and 2001                                                           14

Statements of Stockholders' Equity for the years ended
March 31, 2002, and 2001, and from inception                                 15

Statements of Cash Flows for the fiscal years ended
March 31, 2002, and 2001                                                     17

Notes to Financial Statements                                                18

     (A)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

         None.

     (A)(3) EXHIBITS. The following exhibits are included as part of this report:

Exhibit No.       SEC Reference Number     Title of Document           Location
------------      ---------------------    -----------------          -----------

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
                                          Officer and Chief Financial Officer

* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no.0-22236.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                           ECOLOGICAL SERVICES, INC.



Date: August ___, 2002                     By
                                             ----------------------------------
                                           Kevin Monson, President and Director
                                           (Principal Executive Officer)

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)


                                    CONTENTS


                                                                      PAGE

Independent Auditor's Report                                             1

Balance Sheets                                                           2

Statements of Operations                                                 3

Statement of Stockholders' Equity                                      4-5

Statements of Cash Flows                                                 6

Notes to Financial Statements                                          7-8

Independent Auditor's Report


Board of Directors and Stockholders
Ecological Services, Inc.


I have audited the accompanying balance sheet of Ecological Services, Inc. (a development stage company) as of March 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit. The financial statements of Ecological Services, Inc. from inception (June 11, 1992) through March 31, 2001, were audited by other auditors whose reports dated June 21,2001 and May 26, 1994, expressed unqualified opinions on those statements. My opinion, in so far as it relates to the cumulative amounts for the period from inception through March 31, 2001, is based solely on the report of the other auditors.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ecological Services, Inc. as of March 31, 2002, and the results of its operations and its cash flows for the year then ended, and from June 11, 1992 (Inception) through March 31 2002, in conformity with accounting principles generally accepted in the United States of America.



Salt Lake City, Utah
April 18, 2002                                  /s/ David T. Thomson P.C.

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                     ASSETS
                                                      March 31,      March 31,
                                                        2002           2001
                                                     -----------    ------------
CURRENT ASSETS:
     Cash in bank                                     $ 11,816        $       -
                                                      ---------       ----------

          Total Current Assets                          11,816                -
                                                        -------               -

TOTAL ASSETS                                          $ 11,816        $       -
                                                      =========       ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $ 357        $       -
                                                       ---------      ----------

          Total Current Liabilities                        357                -
                                                       ---------              -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
     1,000,000 shares authorized, no
     shares issued and outstanding                           -                -
     Common stock, $.001 par value, 20,000,000
     shares authorized, 19,984,625 and 2,160,000
     shares issued and outstanding respectively         19,985            2,160
     Additional paid-in capital                          4,325            4,275
     Earnings (deficit) accumulated during the
     development stage                                 (12,851)          (6,435)
                                                      ----------      ----------

          Total Stockholders' Equity (Deficit)          11,459                -
                                                      ----------              -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 11,816        $       -
                                                      ==========      ==========

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                           For The        For The         Cumulative
                                         Year Ended      Year Ended       During The
                                          March 31,      March 31,        Development
                                            2002            2001            Stage
                                         ------------   ------------     -------------

REVENUE:                                  $       -      $       -        $      -
                                          ----------      ---------        ---------

EXPENSES:
     General and administrative               6,416              -          12,588
     Amortization - organization costs            -              -             263
                                          ----------      ----------       ---------

             Total Expenses                   6,416              -          12,851
                                          ----------      ----------       ---------

NET INCOME (LOSS)                         $  (6,416)      $      -        $(12,851)
                                          ==========      ==========       =========

EARNINGS (LOSS) PER SHARE                 $   (0.00)      $  (0.00)       $  (0.00)
                                          ==========      ==========       =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       18,498,240      2,160,000       3,516,393
                                         ===========     ===========     ===========

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                          For The             For The            Cumulative
                                                         Year Ended          Year Ended          During The
                                                         March 31,           March 31,          Development
                                                            2002                2001               Stage
                                                        -------------       -------------       ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (Loss)                                   $   (6,416)        $         -          $  (12,851)
                                                          -----------        ------------         -----------

     Adjustments to reconcile net income to
     net cash provided (used) by
        operating activities:
            Amortization expense                                  -                   -                263
            Changes in assets and liabilities:
               Accounts payable                                 357                   -                357
                                                          -----------        ------------         -----------

                                                                357                   -                620
                                                          -----------        ------------         -----------

      Net Cash Flows provided (used) from
         Operating Activities                                (6,059)                  -            (12,231)
                                                          -----------        ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Organization costs                                           -                   -               (263)
                                                          -----------        ------------         -----------

      Net Cash Flows provided (used) from Investing
         Activities                                               -                   -               (263)
                                                          -----------        ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash from common stock issuance                         17,825                   -             19,985
     Contributed capital                                         50                   -              4,325
                                                          -----------        ------------         -----------

       Net Cash Flows from Financing Activities              17,875                   -             24,310
                                                          -----------        ------------         -----------

NET INCREASE (DECREASE) IN CASH                              11,816                   -             11,816

CASH AT BEGINNING OF PERIOD                                       -                   -                  -
                                                         -----------        ------------         -----------

CASH AT END OF PERIOD                                    $   11,816            $      -           $ 11,816
                                                         ===========        ============         ===========

SUPPLEMENTAL DISCLOSURES
     Income taxes paid                                   $        -            $      -           $      -
                                                         ===========        ============         ===========
     Interest paid                                       $        -            $      -           $      -
                                                         ===========        ============         ===========
NONCASH TRANSACTIONS
     Conversion of note payable to stock                 $        -            $      -           $  1,277
                                                         ===========        ============         ===========

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FROM THE DATE OF INCEPTION ON JUNE 11, 1992
                             THROUGH MARCH 31, 2002

                                                                                                  Cumulative
                                                                                   Additional     During The
                                                              Common Stock          Paid-in       Development
                                                          Shares       Amount       Capital         Stage
                                                         --------     --------     ----------     -----------

BALANCE, June 11, 1992                                        -       $     -      $      -       $        -
Issuance of Common Stock for cash                     1,500,000         1,500        (1,000)               -
Net loss for the period ended March 31, 1993                  -             -             -             (269)
                                                      -----------      -------     ---------       ----------
BALANCE, March 31, 1993                               1,500,000         1,500        (1,000)            (269)
Sale of shares in a private placement, September
 30, 1993                                                92,250            92           154                -
Contribution to capital                                       -             -           500                -
Net loss for the year ended March 31, 1994                    -             -             -             (221)
                                                      -----------      -------     ---------       ----------
BALANCE, March 31, 1994                               1,592,250         1,592          (346)            (490)
Net loss for the year ended March 31, 1995                    -             -             -           (1,596)
                                                      -----------      -------     ---------       ----------
BALANCE, March 31, 1995                               1,592,250         1,592          (346)          (2,086)
Net loss for the year ended March 31, 1996                    -             -             -             (164)
                                                      -----------      -------     ---------       ----------
BALANCE, March 31, 1996                               1,592,250         1,592          (346)          (2,250)
Net loss for the year ended March 31, 1997                    -             -             -             (163)
                                                      -----------      -------     ---------       ----------
BALANCE, March 31, 1997                               1,592,250         1,592          (346)          (2,413)
Net loss for the year ended March 31, 1998                    -             -             -             (110)
                                                      -----------      -------     ---------       ----------
BALANCE, March 31, 1998                               1,592,250         1,592          (346)          (2,523)
Conversion of note payable, July 1, 1998,
   at $.001 per share                                   567,750           568           709                -
Contribution to capital, forgiveness of debt,
   March 31, 1998                                             -             -         3,912                -
Net loss for the year ended March 31, 1999                    -             -             -           (3,912)
                                                      -----------      -------     ---------       ----------
BALANCE, March 31, 1999                               2,160,000         2,160         4,275           (6,435)
Net loss for the year ended March 31, 1999                    -             -             -                -
                                                      -----------      -------     ---------       ----------
BALANCE, March 31, 1999                               2,160,000       $ 2,160       $ 4,275         $ (6,435)
                                                      ===========      =======     =========        =========
Continued next page


    The accompanying notes are an integral part of these financial statements

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FROM THE DATE OF INCEPTION ON JUNE 11, 1992
                             THROUGH MARCH 31, 2002

                                                                                                 Cumulative
                                                                                   Additional    During The
                                                          Common Stock              Paid-in     Development
                                                      Shares          Amount        Capital        Stage
                                                     ---------       --------     ------------  ------------

BALANCE, March 31, 1999                               2,160,000      $ 2,160        $ 4,275      $ (6,435)
Net loss for the year ended March 31, 2000                   -            -              -             -
                                                     ----------      --------       --------     ----------
BALANCE, March 31, 2000                               2,160,000        2,160          4,275        (6,435)
Net loss for the year ended March 31, 2001                   -            -              -             -
                                                     ----------      --------       --------     ----------
BALANCE, March 31, 2001                               2,160,000        2,160          4,275        (6,435)
Contribution to capital                                       -            -             50             -
Issuance of common stock for cash, at par value of
   $.001 per share, May 2001                         17,824,625       17,824              -             -
Net loss for the year ended March 31, 2002                   -            -              -         (6,416)
                                                     ----------      --------       --------     ----------
BALANCE, March 31, 2002                             19,984,625     $ 19,984        $ 4,325      $ (12,851)
                                                    ===========    =========       ========     ==========

                           ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE   1 - ORGANIZATION

     The Company was incorporated under the laws of the State of Delaware on June 11, 1992, for the purpose of seeking out business opportunities, including acquisitions. The Company is in the development stage and will be very dependent on the skills, talents, and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities, which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters. Organizational costs have been fully amortized.

     On  May  28,  1998,  the  Company   changed  its  name  from   Plasmatronic
     Technologies, Inc. to Ecological Services, Inc.

NOTE   2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Income Taxes - Due to no income or limited operations from inception to March 31, 2002, no provisions for income taxes has been recorded. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.

     Earnings (Loss) per Share - The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

     Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no non-cash investing and financing activities during 2002 and 2001.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE   3  -  COMMON STOCK AND EQUITY TRANSACTIONS

     During May of 2001, the Company sold 17,824,625 shares of it common stock valued at $.001 par value for cash of $17,824.63 to an officer of the Company.

     A shareholder of the Company paid on behalf of the Company the Delaware State Franchise tax and filing fee owed at March 31, 2001 in the amount of $50. This has been treated as contributed capital in these financial statements.

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE   4  -  RELATED PARTY TRANSACTIONS

     An officer is providing free office space to the Company, the free rent has been determined to have only nominal value.

     The Company has no employees. As of March 31, 2002 and 2001 no compensation has been paid or accrued to any officers or directors of the Corporation due to the fact that any amount owed, if any, is of only nominal value.

NOTE   5  -  INCOME TAXES

     Due to losses at March 31, 2002 and 2001 and operating losses every year since inception, no provision for income taxes has been provided for in these financial statements. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. It is current managements belief that the Company has not filed its Federal tax returns since its inception. If this is the case, then the Company has no operating loss carryforwards because losses it has had since inception have not been established for tax purposes by the filing of applicable tax returns. However, if the required tax returns had been filed the Company would have a net operating loss carryforward of $12,851. The Company has filed its annual Delaware Franchise tax returns to maintain its corporate status with the State of Delaware.