Form 10QSB
period 2002-06-30
ECOLOGICAL SERVICES INC
filed 2002-08-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                             (1) Yes _____ (2) No X

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $.001 par value                            19,984,625
    -----------------------------                -------------------------------
           Title of Class                        Number of Shares outstanding at
                                                        August 13, 2002

                            ECOLOGICAL SERVICES, INC.
                                      Index

Part I. Financial Information

    Item 1.  Financial Statements
             Balance Sheets - June 30, 2002 and March 31, 2002...........     3

             Statements of Operations - For the three months ended June
             30, 2002 and 2001 and from inception
             (June 11, 1992) to June 30, 2002............................     4

             Statement of Cash Flows - For the three months ended June
             30, 2002 and 2001 and from inception (June 11, 1992) to
             June 30, 2002...............................................     5

             Notes to Financial Statements...............................     6

    Item 2.  Management Discussion and Analysis or Plan of Operation.....     8

Part II. Other Information

             Signatures..................................................    10

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


              Assets

                                                            June 30, 2002         March 31, 2002
                                                           ----------------      ----------------

CURRENT ASSETS:
           Cash                                              $     9,565            $    11,816
                                                               -----------            -----------
            Total current assets                                   9,565                 11,816
                                                               -----------            -----------
            TOTAL ASSETS                                          $9,565            $    11,816
                                                               -----------            -----------
   Liabilities and Stockholders' Equity

             CURRENT LIABILITIES:
            Account payable                                         $102                 $ 357
                                                               -----------            -----------
             Total current liabilities                               102                   357

             STOCKHOLDERS' EQUITY:
      Preferred stock; $.001 par value, 1,000,000 shares
      authorized no shares issued and outstanding                      -                     -
      Common stock; $.001 par value, 20,000,000 shares authorized
      19,984,625 and 19,984,625 shares issued and outstanding     19,985                19,985
      Additional paid in capital                                   4,325                 4,325
      Earnings (deficit) accumulated during the development
      stage                                                      (14,847)              (12,851)
                                                               -----------           -----------

      Total stockholders' equity                                   9,463                11,459
                                                               -----------           -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  9,565              $ 11,816
                                                               ===========           ===========


                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months         Cumulative
                                                           Ended June 30,            During the
                                                                                 Development Stage
                                                     2002               2001
                                                    ------             ------    ------------------


           Revenue                                 $     -            $      -       $       -
                                                    -------            --------        ---------

           Expenses:
      General and administrative                     1,996               4,424          14,584
      Amortization expense                               -                   -             263
                                                    -------            --------        ---------
               Total expenses                        1,996               4,424          14,847
                                                    -------            --------        ---------

               Net Income before Income Taxes       (1,996)             (4,424)        (14,847)
      Provision for income taxe                          -                   -               -
                                                    -------            --------        ---------
           Net Income (Loss)                       $(1,996)            $(4,425)       $(14,847)
                                                    =======            ========        =========

           Income (Loss) per share                 $ (0.00)            $ (0.00)
                                                    =======            =======
           Weighted Average Number of Shares
           Outstanding                          19,984,625          14,043,083
                                                ==========          ==========

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Three Months
                                                                      Ended June 30,            Cumulative During
                                                                                                the Development Stage
                                                                  2002                2001
                                                                 ------              ------     ----------------------

           CASH FLOWS FROM OPERATING ACTIVITIES
       Cash paid to suppliers and others                       $ (1,996)           $(4,600)          $(14,847)
       Amortization                                                   -                 -                  263
       Change in accounts payable                                     -                 -                  102
                                                                --------            --------          ---------
           Net cash provided (used) by operating activities      (1,996)            4,600              (14,482)
                                                                --------            --------          ---------
            CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
       Organization costs                                             -                 -                 (263)

       Net cash provided (used) by investing activities               -                 -                 (263)
                                                                --------            --------          ---------

       CASH FLOWS FROM FINANCING ACTIVITIES:                          -                 -                4,325
       Contributions to capital                                       -            17,825               19,985
       Sale of common stock

       Net cash provided (used) by financing activities               -            17,825               24,310
                                                                --------            --------          ---------

       NET INCREASE (DECREASE) IN CASH                           (2,251)           13,225               (9,565)

       CASH - BEGINNING OF PERIOD                                11,816                 -                    -

       CASH - END OF PERIOD                                      $9,565           $13,225               $9,565

       RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
       PROVIDED (USED) BY OPERATING ACTIVITIES

       NET INCOME (LOSS)                                        $(1,996)          $(4,424)               $

       Adjustment to reconcile net income (loss) to net
       cash provided (used) by operating activities
       Amortization                                                   -                 -                  263
       Contributions to capital to pay expenses                       -                50                   50
       Changes in assets and liabilities                              -              (306)                (306)
       (Decrease) increase in accounts payable                        -                80                   80

       Total adjustments                                              -               176                   87

       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         $(4,600)          $(4,600)            $(10,772)


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

     On  May  28,  1998,  the  Company   changed  its  name  from   Plasmatronic
     Technologies, Inc. to Ecological Services, Inc.

     Interim Financial Information

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flow at June 30, 2002 and 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audite financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

       Liquidity and Capital Resources

     As of June 30, 2002, the Company had total assets of $9,567 all of it cash and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For both the three months and six months ended June 30, 2002, the Company had no revenue but $1,996 of administrative expenses, principally audit fees and fees for filing its corporate and Securities and Exchange reports. The Company had insignificant expenses prior to the change of control of the Company as its prior president performed all accounting and legal work without charge to the Company. With the change in control of the Company, the Company will continue to incur cost associated with maintaining its filing obligations with the Securities and Exchange Commission.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. The Company will have to rely on management and principal shareholders to assist in paying for any major expenses. Presently, no one is obligated to provide any further funds to the Company.

     Management during the three months ended June 30, 2001, the Company raised $17,825 through the sale of securities of the Company. Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities with which to acquire or merge. These efforts may cost the Companynot only out of pocket expenses for its management bu also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefitss from the efforts of management to locate business opportunities.

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


                                                Ecological Services, Inc.

Dated: August __, 2002                          By:
                                                   -----------------------------
                                                   Kevin Monson
                                                   President, Chief Executive
                                                   Officer and Principal
                                                   Financial Officer