Form 10QSB
period 2002-09-30
ECOLOGICAL SERVICES INC
filed 2002-11-08
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                             (1) Yes _____ (2) No X

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $.001 par value                       19,984,625
     -----------------------------                      --------------
            Title of Class                      Number of Shares outstanding at
                                                        November 8, 2002

                            ECOLOGICAL SERVICES, INC.
                                      Index

Part I. Financial Information

Item 1. Financial Statements

        Balance Sheets - September 30, 2002 and March 31, 2002..........     3

        Statements of Operations - For the three months and six
        months ended September 30, 2002 and 2001 and from
        inception
        (June 11, 1992) to September 30, 2002...........................     4

        Statement of Cash Flows - For the six months ended
        September 30, 2002 and 2001 and from inception (June 11,
        1992) to
        September 30, 2002..............................................     5

        Notes to Financial Statements...................................     6

Item 2  Management Discussion and Analysis or Plan of Operation.........     8

Part II.Other Information

        Signatures......................................................    10

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


         Assets                                            September 30,     March 31,
                                                                   2002          2001
                                                                  -----          ----
                                                             (Unaudited)

Current Assets:                                                       $0      $ 11,816
                                                                      --      --------
       Cash in bank

           Total in current assets                                     0        11,816
                                                                       -      - ------

           Total assets                                              $ 0      $ 11,816
                                                                     ---      --------

                   Liabilities and Stockholders' Equity

           Current liabilities                                       $ 0         $ 357
                                                                     ---         -----
       Accounts payable

           Total current liabilities                                   0           357
                                                                  -------      -------

           Stockholders' Equity:                                       -             -
       Preferred stock; $.001 par value, 1,000,000
       shares authorized, no shares issued and
       outstanding

       Common stock, $.001 par value, 20,000,000 shares           19,985        19,985
       authorized 19,984,625 and 19,984,625 shares
       issued and outstanding

       Additional paid in capital                                 19,325         4,325

       Deficit accumulated during the development stage         (39,310)      (12,851)
                                                                --------      --------

           Total Stockholders' Equity                                  0        11,459
                                                                --------      --------

           Total liabilities and stockholders' equity                $ 0      $ 11,816
                                                                ========      ========

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                         For the Three Months         For the Six Months          Cumulative
                                          Ended September 30,        Ended September 30,          During
                                                                                                  the Development
                                                                                                  Stage

                                          2002         2001            2002         2001
                                          ----         ----            ----         ----

       Revenue                             $ -          $ -             $ -          $ -            $ -
                                           ---          ---             ---          ---            ---

       Expenses:                        24,463        1,253          26,459        5,677         39,047
   General and administrative
   Amortization expense                      -            -               -            -            263
                                        ------        -----          -------        -----         ------

       Total expenses                   24,463        1,253          26,459        5,677         39,310
                                        ------        -----          -------        -----         ------

       Net Income before Income Taxes  (24,463)      (1,253)        (26,459)      (5,677)       (39,310)
   Provision for income taxes                -            -               -            -              -
                                        ------        -----          -------        -----         ------

       Net Income (Loss)              $(24,463)     $(1,253)        $(26,459)    $(5,677)      $(39,310)
                                       ========     =======         ========     =======       =========

       Income (Loss) per share         $ (0.00)     $(0.00)         $(0.00)      $(0.00)
                                       ========     =======         =======      =======

       Weighted Average Number of
       Shares Outstanding           19,984,625  19,984,625       19,984,625  17,013,854
                                     ==========  ==========       ==========  ==========

                            ECOLOGICAL SERVICES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            For the Six Months Ended            Cumulative
                                                                  September 30,                 During the
                                                                                               Development
                                                                                                  Stage

                                                             2002             2001
                                                             ----             ----

       CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss from operations                           $(26,459)        $(5,048)           $ (39,310)
       Amortization                                              -                                  263
       Reduction in accounts payable                          (357)              -                 (357)
                                                           --------         -------            ---------
            Net cash provided (used) by operating
            activities                                     (26,816)         (5,048)             (39,047)
                                                           --------         -------            ---------

           CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
       Organization costs                                        -               -                  263
                                                           --------         -------            ---------
                                                                 -               -
 Net cash provided (used) by investing activities                -               -                 (263)

       CASH FLOWS FROM FINANCING ACTIVITIES:                15,000               -               19,325
       Contributions to capital                                             17,825               19,985
                                                                            -------            ---------
       Sale of common stock

       Net cash provided (used) by financing activities     15,000          17,825               39,310
                                                            ------         --------            ---------

       NET CASH PROVIDED (USED) DURING PERIOD               11,816               -

       CASH - BEGINNING OF PERIOD                           11,816               -                    -

       CASH - END OF PERIOD                                    $ 0              $-              $12,777

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

     On  May  28,  1998,  the  Company   changed  its  name  from   Plasmatronic
     Technologies, Inc. to Ecological Services, Inc.

     Interim Financial Information

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flow at September 30, 2002 and 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2001 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - SALE OF COMMON STOCK AND CONTRIBUTED CAPITAL

     During May of 2001, the Company sold 17,824,625 shares of its common stock valued at $.001 par value for cash of $17,824,63 to an officer of the Company. In July 2002, a shareholder of the Company contributed $15,000.00.

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

       Liquidity and Capital Resources

     As of September 30, 2002 the Company had no assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For both the three months and six months ended September 30, 2001, the Company had no revenue but expenses of $1,253 for the three months ended September 30, 2001 and $5,677 for the six months ended September 30, 2001. These expenses consisted of administrative expenses, principally audit fees and fees for filing its corporate and Securities and Exchange (SEC) reports. For the three months and six months ended September 30, 2002, the company had no revenues but expenses of $24,463 and $26,459 respectively. The increase in expenses was to bring the Company's SEC and othe filings current. The Company had insignificant expenses prior to the change of control of the Company as its prior president performed all accounting and legal work without charge to the Company. With the change in control of the Company, the Company will continue to incur cost associated with maintaining its filing obligations with the SEC.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. The Company will have to rely on management and principal shareholders to assist in paying for any major expenses. Presently, no one is obligated to provide any further funds to the Company.

     During the six months ended September 30, 2001, the Company raised $17,825 through the sale of securities of the Company. During the six months ended September 30, 2002 and additional $15,000 was raised.

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

       None.

                            ITEM 5. OTHER INFORMATION

       None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

99.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company.

b)   Reports on Form 8-K

       None

                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Ecological Services, Inc.

Dated: November 8, 2002                   By: /s/ Kevin Monson
                                             -----------------------------------
                                              Kevin Monson
                                              President, Chief Executive Officer
                                              and Principal Financial Officer