Form 10QSB
period 2002-12-31
ECOLOGICAL SERVICES INC
filed 2003-02-13
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from __________________ to __________________

                         Commission File Number 0-24370

                          STANFORD CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

          Delaware                                          33-0611748
 ------------------------------              -----------------------------------
(State or other Jurisdiction of              I.R.S. Employer Identification No.)
 Incorporation or Organization

    10th Floor, Chiyu Bank Building, No. 78 Des Voeux Road, Central Hong Kong
    -------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                               (011) 852-2827-6288
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.


                                (1) Yes X (2) No
                                       ---      ----

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Common Stock, $.001 par value                   19,994,625
         -----------------------------           -------------------------------
                Title of Class                   Number of Shares outstanding at
                                                         January 31, 2003

                          STANFORD CAPITAL CORPORATION
                                      Index

  Part I. Financial Information
    Item. 1. Financial Statements
            Balance Sheets - December 31, 2002 and March 31, 2002           3

            Statements of Operations - For the three months and nine months
            Ended December 31, 2002 and 2001.                               4

            Statement of Cash Flows - For the Nine Months ended December
            31, 2002 and 2001.
                                                                            5

            Notes to Financial Statements                                   6

    Item 2. Management Discussion and Analysis or Plan of Operation         8

  Part II.Other Information

                  Signature                                                11

                    STANFORD CAPITAL CORPORATION & SUBSIDIARY

                                 BALANCE SHEETS


                                                            December 31,        March 31,
                                                                2002            2002 (1)
                                                            ------------       ----------

CURRENT ASSETS:                                                 $ 246             $ 11,939
        Cash                                                    5,006                  129
        Account Receiviable                                         -                  129
                                                               -------            --------
        Prepaid Expenses

Total current assets                                            5,252               12,068
                                                                -----               ------

TOTAL ASSETS                                                  $ 5,252               12,068
                                                               ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                             -                $ 357
       Accrued expenses                                       $ 4,103                  774
       Amount due to a director                                 2,749                 1817
                                                               ------                ------

       Total current liabilities                               $ 6852                 2948
                                                               ------                ------

       Shareholder Loans                                        1,410                1,419
       STOCKHOLDERS' EQUITY:
       Preferred stock; $.001 par value, 1,000,000 shares
       authorized, no shares issued and outstanding                 -                    -
       Common stock $.001 par value, 20,000,000                19,995               19,995
       shares authorized 19,994,625 shares issued and
       outstanding, respectively
       Additional paid in capital                              20,597                5,607
       Deficit
                                                              (43,602)             (17,901)
                                                              --------             --------

Total stockholders' equity                                     (3,010)               7,701
                                                              --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 5,252             $ 12,068
                                                              ========             ========


(1) Represents the consolidated numbers of Ecological Services, Inc. and Stanford Capital International, Ltd.

                          STANFORD CAPITAL CORPORATION

                             STATEMENT OF OPERATIONS


                             For the Three Months Ended       For the Nine Months Ended
                                    December 31,                     December 31,

                               2002(1)          2001          2002(1)            2001
                               -------         ------         ------            ------


Sales                           7,107              -          19,231             5,883
                                                   -
Cost of Sales                $  1,730              -           9,295                 0
                               -------         ------        -------            -------
Gross Profit                    5,377              -           9,936             5,883
EXPENSES:
Selling, general and
administrative expenses         4,565            560          35,630             9,797

Total expenses                  4,565            560          35,630             9,797

Net income (loss)               $ 812         $ (560)       $(25,734)           (3,914)
                               -------        -------       ---------           -------
Income (loss) per share        $(0.00)       $ (0.00)        $ (0.00)            (0.01)
                               =======        =======       =========           =======
Weighted Average Number of
Shares Outstanding          19,984,62      2,160,000      19,984,625        18,004,111
                            ==========     ==========     ===========       ===========


(1) 2002 numbers represent the consolidated numbers of Ecological Services, Inc. and Stanford Capital International Ltd.

                         STANFORD CAPITAL CORPORATION
                            Statements of Cash Flowss


                                                            For the Nine Months Ended
                                                                   December 31,

                                                            2002(1)            2001
                                                            -------            ----

CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss) from operations                (25,734)          (5,953)
           Increase in accounts receivable                   (5,006)               -
           Decrease in prepaid expenses                        (128)               -
           Increase in accounts payable accrued expenses      2,975                -
                                                            --------         --------

Net cash provided (used) by operating activities            (27,636)          (5,953)
                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Contributions to capital                          15,000           17,825
           Sale of common stock                                   -                -
                                                            --------         --------
           Advances from a director                             943                -
                                                            --------         --------

Net cash provided (used) by financing activities             15,943           17,825
                                                            --------         --------

NET CASH PROVIDED (USED) DURING PERIOD                      (11,693)          11,872

CASH-BEGINNING OF PERIOD                                     11,939                0
                                                            --------         --------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (11,693)        $ 11,872
                                                            --------         --------

Cash-End of period                                              246         $ 11,872
                                                            ========         ========


(1) 2002 numbers represent the consolidated numbers of Ecological Services, Inc. and Stanford Capital International Ltd.

                          STANFORD CAPITAL CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Description to Business

         The Company was incorporated under the laws of the State of Delaware on June 11, 1992, for the purpose of seeking out business opportunities, including acquisitions. On May 28, 1998, the Company changed its name from Plasmatronic Technologies, Inc. to Ecological Services, Inc.
         On December 31, 2002, the Company acquired all of the issues and outstanding common stock of Stanford Capital International Ltd. (Stanford), a Hong Kong Company, in exchange for 10,000 shares of the Company's common stock. The business of Stanford consists of providing financial and corporate communication services to small and medium sized enterprises located in the Greater China Region who are listed on Exchange in the Pacific Rim, including the United States. On January 2, 2003, the Compnay filed Articles of Amendment with the State of Delaware to amend its Articles of Incorporation to change its name to Stanford Capital Corporation and increasing its authorized common shares from 20,000,000 to 50,000,000.

         Interim Financial Information

         The Company without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at December 31, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audited financial statements. The results of operations for the periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

         A shareholder of the Company paid on behalf of the Company the Delaware State Franchise Tax and filing fee owed at March 31, 2001 in the amount of $50. During September 2002, a shareholder also contributed $15,000 to bring the Company's audits and Securities & Exchange Commission `34 Act filings current. Both have been treated as contributed capital in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Stanford Capital Corporation, a Delaware corporation, (the "Company") was incorporated under the laws of the State of Delaware on January 11, 1992 under the name of Plasmatronic Technologies, Inc. On May 28, 1998 the Company changed its name to Ecological Services, Inc. and on January 2, 2003 the Company changed its name to Stanford Capital Corporation.

         On December 31, 2002, the Company acquired all the common shares of Stanford Capital International Limited, a Hong Kong company in exchange for 10,000 shares of the Company's common stock. The business of Stanford consists of providing financial and corporate communication services to small and medium size enterprises located in the greater China region whose shares are listed on the Exchanges in the Pacific Rim, including the United States. Prior to the acquisition of Stanford, the Company had no operations other than to seek an entity to acquire or with which to merge.

         Following the acquisition of Stanford, the Company filed Articles of Amendment with the Secretary of State for the State of Delaware, changing its name to Stanford Capital Corporation and increasing its authorized common shares from 20,000,000, $.001 par value to 50,000,000 shares of common stock, $.001 par value.

         Stanford Capital International Limited had nominal operations prior to the current year. During the current year, Ecological Services, Inc. had no operations other than to keep its audit states and Securities & Exchange Commission (SEC) filings current.

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

         For the three months ended December 31, 2002 the Company had combined revenues of $7,107 against no revenues for the corresponding period of the prior year. The Company also incurred cost of sales of $1,730. There were no costs of sales in the prior period. As a result of the foregoing, the Company produced gross profit of $5,377 against no gross profit for the corresponding period of the prior year.

         For the three months ended December 31, 2002, the Company had selling, general and administrative expenses of $4,565. This compares with selling, general and administrative expenses of $560 of the corresponding period of the prior year. The increase in the selling, general and administrative expense in the current period resulted from of the inclusion of the operations of Stanford Capital International Ltd. in the three months ended December 31, 2002 because of expenses incurred by the Company bringing its filings with the SEC current as well as legal expenses incurred for the acquisition of Stanford Capital International Limited. As a result of the foregoing, the Company reported income of $812 for the three months ended December 31, 2002 compared to a loss of $560 for the corresponding period of the prior year.

Nine Months Ended December 31, 2002 Compared to the Nine Months Ended December 31, 2001

         For the nine months ended December 31, 2002, the Company reported net sales of $19,231. All of these sales resulted from inclusion of the Stanford operations. For the corresponding period of the prior year, the Company had no sales or any other revenue.

         Cost of sales for the nine months ended December 31, 2002 totaled $9,295. There were no cost of sales in the corresponding period of the prior year. As a result of the foregoing, the Company reported $9,936 in gross profit for the nine months ended December 31, 2002 compared with $0 for the corresponding period of the prior year.

         Selling, general and administrative expenses for the nine months ended December 31, 2002 totaled $35,670 compared to $5,943 for the corresponding period of the prior year. The increase in selling, general and administrative expenses in the current period resulted from the inclusion of the Stanford operations and the legal and accounting fees incurred to bring the audits and SEC filings of the Company current.

         As a result of the foregoing, the Company reported a loss of $25,734 for the nine months ended December 31, 2002 compared with a net loss of $5,943 for the corresponding period of the prior year.

Liquidity and Capital Resources

         As of December 31, 2002, the Company had a deficiency in current assets of $1,600 and cash of $246. This compares with net current assets of $9,120 as of December 31, 2001. Prior to the current year the Company had only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs and legal costs with audits and SEC filings. For the nine months ended December 31, 2002 net cash used by operating activities totaled $27,636 as compared to $5,953 used by operating activities for the nine months ended December 31, 2001. The reason for the increase in cash used by operating activities is the increase in net operating loss, and increase in accounts receivable which was partially offset by a decrease in prepaid expenses and an increase in accounts payable on accrued expenses.

         For the nine months ended December 31, 2002 the Company had cash provided by financing activities totalling $15,943. This compares with $17,825 provided by financing activities for the corresponding period of the prior year. The prior year the Company had all of its cash provided by financing resulted from the sale of common stock. In the current period, there was a $15,000 contribution to capital by a shareholder and a $943 advance from a director.

         As a result of the foregoing, the Company used $11,693 in cash during the current period. This compares with generating $11,872 in cash from the corresponding period of the prior year.

         Management anticipates that as the operating results of Stanford Capital International Ltd. increased, the Company's need for capital from outside sources will also decrease. However, there is no guaranty that the results of Stanford will be profitable, or even if profitable, will generate sufficient income to pay for the administrative costs associated with maintaining its status as a public company in the United States. Therefore, the Company may need to obtain funding from either loans or the sale of its shares if it is to continue as a going concern.

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

                                      None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 30, 2002, by a vote of a majority of the shareholders, the shareholders authorized a change in the Company's name from Ecological Services, Inc. to Stanford Capital Corporation and authorized an increase in its common shares from 20,000,000 to 50,000,000 common shares.

                            ITEM 5. OTHER INFORMATION

                                      None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         3.1   Articles of Amendment to the Articles of Incorporation
         3.2   Amended Bylaws
        99.1   Certification of Chief Executive Officer and Chief Financial
               Officer

b)       Reports on Form 8-K

a) On December 31, the Company filed Form 8-K reporting the acquisition of Stanford Capital International Ltd. changing its corporate name and an increase in its authorized capital stock.

                                   Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Stanford Capital Corporation

Dated: February 13, 2003                 By: /s/ K.M. Wong
                                            ------------------------------------
                                            President, Chief Executive Officer
                                            and Principal Financial Officer