Form 10KSB
period 2003-03-31
ECOLOGICAL SERVICES INC
filed 2004-06-02
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the Fiscal Year Ended March 31, 2003

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                           Commission File No. 0-22236

                            Stanford Capital Corporation
                      (Formerly Ecological Services, Inc.)
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     33-0565710
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                 11637 Orpington Street, Orlando, Florida 32817
           ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (407) 207-0400

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

     As of May 27, 2004, the Registrant had 3,996,925 shares of Common Stock issued and outstanding.

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

                               TABLE OF CONTENTS
                                                                    Page
                                                                   ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                             3
         ITEM 2.  DESCRIPTION OF PROPERTY                             3
         ITEM 3.  LEGAL PROCEEDINGS                                   3
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                 4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY,
                  RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                  ISSUER PURCHASES OF EQUITY SECURITIES               4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                                4
         ITEM 7.  FINANCIAL STATEMENTS                                5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE             15
         ITEM 8A. CONTROLS AND PROCEDURES                            16
         ITEM 8B. OTHER INFORMATION                                  16

PART III

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT 17
         ITEM 10. EXECUTIVE COMPENSATION                             18
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                  MATTERS                                            19
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K                   20
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES             20


SIGNATURES                                                           21

CERTIFICATIONS                                                    22-25

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

Business

     The Company was incorporated in Delaware on June 11, 1992. On May 28, 1998, the Company changed its name from Plasmatic Technologies, Inc. to Ecological Services, Inc. and on January 3, 2003 changed its name to Stanford Capital Corporation. In December 2002, the Company acquired all the issued and outstanding shares of Stanford Capital International, Ltd. a Hong Kong based public relations firm for 10,000 shares of its common stock. This transaction was subsequently revoked. On January 31, 2004, the Company aquired all of the shares of Skreem Entertainment Corporation in exchange for 22,000,000 shares of its one for five post reverse split common shares. Skreem Entertainment Corporation promotes finances and manages artists in the entertainment industry.

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

ITEM 2.DESCRIPTION OF PROPERTIES

     The Company's administrative offices are located in a leased office facility located at 11637 Orpington Street, Orlando, Florida 32817. The facility contains approximately 2,000 square feet of office space. There is no lease on the facility nor is there a rental fee as the property is owned by the principal shareholder of the Company (post merger).

ITEM 3.LEGAL PROCEEDINGS

         None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended March 31, 2003.

                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

     The Company's Common Stock is not listed for trading. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the forseeable future. At March 31, 2003, the Company had approximately 108 shareholders.

     The Company issued 10,000 shares of its common stock for the acquisition of Stanford Capital Corporation. When this transaction was recinded, the shares were cancelled. However, pursuant to the terms of the Termination Agreement with the shareholders of Stanford Capital Corporation, the shareholders were to be issued 10,000 post reverse split common shares.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     Since its organization, the Company has not produced any revenue and currently has no material operations.

     For the year ended March 31, 2003, the Company incurred general and administrative expenses of 39,597 of which all were legal and accounting fees expended to bring the Company's SEC reports current and for the costs associated with the acquisition of Stanford Capital International Ltd. For the year ended March 31, 2002, the Company's general and administrative expenses totalled $6,416.

Liquidity and Capital Resources

     As of March 31, 2003 the Company had no cash, no current assets and no current liabilities. This compares with cash of $11,816 as of March 31, 2002 and current liabilities of $357.

     Net cash used by operating activities for the year ended March 31, 2003 totalled $11,816 compared to $6,059 for the year-ended March 31, 2002. The increase in the cash used in operating activities resulted from an increase in the net loss of $33,181 and a decrease in accounts payable of $357 which was partially offset by $28,138 of expenses paid by the principal shareholder.

     There were no investing activities during either the year ended March 31, 2003 or 2002.

     The Company had no financing activities for the year ended March 31, 2003. For the year ended March 31, 2002, the Company received $17,875 of cash from financing activities, $17, 825 of which was from the issuance of common stock and $50 from capital contributions.

     Because the Company has no cash or current assets, it will be unable to continue as a going concern without the sale of its shares, receiving proceeds from loans or finding a company with which to merge or acquire. On January 31, 2004, the Company acquired all of the issued and outstanding shares of Skreem Entertainment Corporation ("Skreem") for 22,000,000 post reverse split common shares. Skreem however, is also in need of cash to execute its business plan and is currently conducting a private placement of its shares. Unless this private placement is successful or the principal shareholder is willing to continue to contribute funds to the Company, the Company will be unable to continue as a going concern.

ITEM 7.FINANCIAL STATEMENTS

                                                               TABLE OF CONTENTS





                                                                       Pages

Independent Auditor's Report                                             6

Balance Sheets as of March 31, 2003 and 2002                             7

Statements of Loss for the years ended March 31, 2003 and 2002
and for the Period from Inception (June 11, 1992) to March 31, 2003      8

Statements of Changes in Stockholders' Equity for the years ended
March 31, 2003 and 2002 and for the Period from Inception
(June 11, 1992) to March 31, 2003                                     9-10

Statements of Cash Flows for the years ended
March 31, 2003 and 2002 and for the Period from Inception
(June 11, 1992) to March 31, 2003                                       11

Notes to the Financial Statements                                    12-14

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Stanford Capital Corporation
(formerly Ecological Services, Inc.)

We have audited the accompanying balance sheet of Stanford Capital Corporation (formerly Ecological Services, Inc.), (a development stage company), as of March 31, 2003 and the related statements of loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period June 11, 1992 (date of inception) through March 31, 2002 were audited by other auditors whose reports, dated June 21, 2001, May 26, 1994, and April 18, 2002, expressed unqualified opinions of those statements. The financial statements for the period June 11, 1992 (date of inception) through March 31, 2002, reflect no revenues and a net loss of $12,851 of the related totals. Our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the reports of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, such financial statements present fairly, in all material respects, the financial position of Stanford Capital Corporation (formerly Ecological Services, Inc.) as of March 31, 2003 and the results of its operations and its cash flows for the year then ended and for the period from June 11, 1992 (date of inception) to March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Thomas Leger & Co. L.L.P.


May 23, 2004
Houston, Texas

                          Stanford Capital Corporation
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

                                      ASSETS


                                                                          As of March 31,
                                                                     2003                 2002
                                                                    ------               ------

Current Assets
   Cash                                                             $ -               $ 11,816
                                                                ---------            -----------
Total Current Assets                                                  -                 11,816
                                                                ---------            -----------
Total Assets                                                        $ -               $ 11,816
                                                                =========            ===========
                           LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities                                                 $ -               $    357
                                                                ---------            -----------
Total Liabilities                                                     -                    357
                                                                ---------            -----------
   Stockholders' Equity
   Preferred Stock, $.001 par value, 1,000,000 shares authorized;
 no shares issued and outstanding                                     -                      -
   Common Stock, $.001 par value, 50,000,000 shares authorized,
3,996,925 shares issued and outstanding                           3,997                  3,997
   Additional paid-in capital                                    48,451                 20,313
   Deficit accumulated during development stage                 (52,448)               (12,851)
                                                                ---------            -----------
Total Stockholders' Equity                                            -                 11,459
                                                                ---------            -----------
Total Liabilities and Stockholders' Equity                          $ -               $ 11,816
                                                                =========            ===========


                          Stanford Capital Corporation
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)
                               Statements of Loss

                                                                                  Cumulative During the
                                             For the Year Ended March 31,             Development
                                           2003                         2002             Stage
                                          ------                      -------        ---------------

REVENUES                                 $      -                    $      -          $    -
                                         ----------                  ----------       ---------
EXPENSES
General and Administrative                 39,597                       6,416          52,185

   Amortization-Organizational Costs            -                           -             263
                                         ----------                  ----------       ---------

Total expenses                             39,597                       6,416          52,448
                                         ----------                  ----------       ---------

NET INCOME (LOSS)                       $ (39,597)                   $ (6,416)      $ (52,448)
                                         ==========                  ==========       =========

BASIC AND DILUTED LOSS PER SHARE        $   (0.01)                    $ (0.00)
                                         ==========                  ==========
BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING              3,996,925                   3,699,648
                                        ===========                 ===========


                          Stanford Capital Corporation
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)
                   Statements of Changes in Stockholders' Equity
         Period from June 11, 1992 (Date of Inception) to March 31, 2003

                                                COMMON STOCK
                                                                                   Accumulated
                                              Shares     Amount   Paid in Capital    Deficit
                                              -------    ------   ---------------  ------------


Balance, June 11, 1992 (date of Inception)           -        $ -          $ -        $ -

Issuance of common stock for cash            1,500,000      1,500       (1,000)         -

Net loss from operations from June 11, 1992
(date of inception) to March 31, 1993               -          -            -        (269)

Balance, March 31, 1993                      1,500,000      1,500       (1,000)      (269)

Sale of shares in a private
placement, September                            92,250         92          154          -

Contribution to capital                              -          -          500          -

Net Loss from operations for the year
ended March 31, 1994                                -          -            -        (221)

Balance, March 31, 1994                      1,592,250      1,592         (346)      (490)

Net Loss from operations for the year
ended March 31, 1995                                -          -            -      (1,596)

Balance, March 31, 1995                      1,592,250      1,592         (346)    (2,086)

Net Loss from operations for the year
ended March 31, 1996                                -          -            -        (164)

Balance, March 31, 1996                      1,592,250      1,592         (346)    (2,250)

Net Loss from operations for the year
ended March 31, 1997                                -          -            -        (163)

Balance, March 31, 1997                      1,592,250      1,592         (346)    (2,413)

Net Loss from operations for the year
ended March 31, 1998                                -          -            -        (110)

Balance, March 31, 1998                      1,592,250      1,592         (346)    (2,523)

Conversion of note payable, July 1, 1998       567,750        568          709          -

Contribution to capital, forgiveness of debt,
March 31, 1998                                       -          -        3,912          -

Net Loss from operations for the year
ended March 31, 1999                                -          -            -      (3,912)

Balance, March 31, 1999                      2,160,000      2,160        4,275     (6,435)

Net Loss from operations for the years
ended March 31, 2000 and 2001                       -          -            -          -

Balance, March 31, 2001                      2,160,000      2,160        4,275     (6,435)

Contribution to capital                              -          -           50          -

Issuance of common stock for cash,
   at par value of $.001 per share,
   May 2001                                  17,824,625     17,825            -          -

Effect of 1:5 reverse stock split           (15,987,700)  (15,988)      15,988          -

Net Loss from operations for the year
ended March 31, 2002                                -          -            -      (6,416)

Balance, March 31, 2002                      3,996,925      3,997       20,313    (12,851)

Contribution to capital                                                 28,138

Net Loss from operations for the year
ended March 31, 2003                                -          -            -     (39,597)
                                            -----------  ----------  ----------  ---------
Balance, March 31, 2003                      3,996,925    $ 3,997     $ 48,451  $ (52,448)
                                            ===========  ==========  ==========  =========

                          Stanford Capital Corporation
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                   For the Year Ended March 31,      Development
                                                    2003                 2002         Stage
                                                  --------             --------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $ (39,597)           $ (6,416)     $ (52,448)
Adjustments to reconcile net loss to cash
used in operating activities:
      Expenses paid by a shareholder                28,138                   -         28,138
      Amortization expense                               -                   -            263
  Changes in assets and liabilities:
   Accounts payable                                   (357)                357              -
                                                  ----------          ---------      ----------
Net cash used by operating activities              (11,816)             (6,059)       (24,047)
                                                  ----------          ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Organizational costs                                     -                   -           (263)
                                                  ----------          ---------      ----------
Net cash used by investing activities                    -                   -           (263)
                                                  ----------          ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                   -              17,825         19,985
Contribution capital                                     -                  50          4,325
                                                  ----------          ---------      ----------
Net cash provided by financing activities                -              17,875         24,310
                                                  ----------          ---------      ----------
Net increase (decrease) in cash                    (11,816)             11,816              -
Cash at beginning of year                           11,816                   -              -
                                                  ----------          ---------      ----------
Cash at end of year                                    $ -            $ 11,816            $ -
                                                  ==========          =========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transations
      Conversion of note payable to stock              $ -                 $ -        $ 1,277


                          STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION

Stanford Capital Corporation (formerly Ecological Services, Inc.) (the Company) was incorporated under the laws of the State of Delaware on June 11, 1992, for the purpose of seeking out business opportunities, including acquisitions. The Company is in the development stage and will be very dependent on the skills, talents, and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities, which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters. Organizational costs have been fully amortized.

On May 28, 1998, the Company changed its name from Plasmatronic Technologies, Inc. to Ecological Services, Inc. On January 3, 2003, the Company changed its name to Stanford Capital Corporation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes - Due to no income or limited operations from inception to March 31, 2003, no provisions for income taxes have been recorded. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.

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


NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.


NOTE 4 - COMMON STOCK AND EQUITY TRANSACTIONS

During May of 2001, the Company sold 17,824,625 shares of its common stock valued at $.001 par value for cash of $17,825 to an officer of the Company.

A shareholder of the Company paid on behalf of the Company the Delaware State Franchise tax and filing fee owed at March 31, 2001 in the amount of $50. This has been treated as contributed capital in these financial statements.

During the year ended March 31, 2003, a shareholder of the Company contributed $28,138 to pay outstanding invoices of the Company. This has been recorded as additional paid-in capital.

During January 2003, the Board of Directors approved an increase in the number of authorized shares to 50,000,000 and reauthorized the par value at $0.001 per share. The amendment to the Company's Certificate of Incorporation was filed with the State of Delaware Secretary of State on January 2, 2003, which amendment, reflects the number of shares authorized by the Board of Directors.


NOTE 5 - RELATED PARTY TRANSACTIONS

An officer is providing free office space to the Company; the free rent has been determined to have only nominal value.

The Company has no employees. As of March 31, 2003 and 2002 no compensation has been paid or accrued to any officers or directors of the Corporation due to the fact that any amount owed, if any, is of only nominal value.


NOTE 6 - INCOME TAXES

Due to losses at March 31, 2003 and 2002 and operating losses every year since inception, no provision for income taxes has been provided for in these financial statements. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. It is current management's belief that the Company has not filed its Federal Tax Returns since its inception. If this is the case, then the Company has no operating loss carryforwards because losses it has had since inception have not been established for tax purposes by the filing of applicable tax returns. However, if the required tax returns had been filed, the Company would have a net operating loss carryforward of $52,448.

NOTE 7 - SUBSEQUENT EVENTS

On December 31, 2002, the Company entered into an Exchange Agreement with Stanford Capital International Limited, a Hong Kong company, whereby the Company acquired all of the issued and outstanding shares of Stanford Capital International Limited for 10,000 shares of its common stock. During December 2003, the Exchange Agreement was terminated by both parties and all shares tendered to the Company were returned by the Company to the original shareholders of the Company and all assets held were returned to each party. As consideration for the Termination Agreement, the shareholders of Stanford Capital International Limited shall be issued 50,000 pre-reverse split restricted shares of the Company.

During January 2004, as disclosed in a Form 8-K Securities and Exchange Commission filing, the Company entered into an Exchange Agreement with Skreem Entertainment Corporation (Skreem), whereby the Company will acquire 100% of the issued and outstanding shares of Skreem in exchange for the issuance of 22,000,000 post reverse split common shares of the Company. As a result of the acquisition of Skreem, control of the Company changed to the former shareholder of Skreem. In addition, during January 2004, the Board of Directors authorized the Company to sell up to 3,000,000 post reverse split common shares for $.50 per share.

On March 16, 2004, the Company filed a Certificate of Amendment with the Delaware Secretary of State changing the Company's name to Skreem Entertainment Corporation and reverse splitting the Company's shares on a one (1) for five (5) basis. The financial statements herein reflect the effect of the reverse stock split on a retroactive basis as of March 31, 2003 and 2002 and for the years then ended.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accoutants with respect to accounting practices or procedures or financial disclosure. The Company did however change its certifying accountants from David T. Thomsom P.C. to Thomas Leger & Co. LLP.

(i) On March 3, 2004, the Registrant dismissed David T. Thomson, PC from its position as the Company's independent accountants.

(ii) The audit report of David T. Thomson, PC, on April 10, 2003, for the year ended March 31, 2002 contained no adverse opinion, disclaimer of opinion or modification of the opinion.

(iii)The Registrant's Board of Directors participated in and approved the decision to change independent accountants.

(iv) In connection with its audit for the most recent fiscal year and the interim period until the date of dismissal , there have been no disagreements with David T. Thomson, PC on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of David
     T. Thomson, PC would have caused them to make reference thereto in their report on the financial statements.

(v) During the most recent fiscal year and the interim period until the date of dismissal , there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

(vi) The Registrant requested that David T. Thomson, PC furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.

(b)  New independent accountants

     On May 3, 2004, the Registrant engaged Thomas Leger & Co. LLP to audit its financial statements for the year ended March 31, 2003. During the two most recent fiscal years and through March31, 2003, the Registrant has not consulted with Thomas Leger & Co. LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written report or oral advise was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Item 8A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securiteis Exchange Act of 1934 Rule 13a-14(c) and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filling date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(c) Changes in internal controls. There were no significant changes in our internal controls or to our knowlege, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Item 8B.    Other Information

None

                                    PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

     The following table sets forth as of March 30, 2003, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

     Name               Age         Title             Director or Officer Since
    ------             -----       -------            -------------------------
Charles Camorata        50      President, Chief Executive
                                Officer and Director            01-31-04
Tony Harrison           41      Vice President and Director     01-31-04
Karen Polino            52      Secretary / Treasurer
                                and Director                    01-31-04

        The following is the business background of each officer and director.

     Charles Camorata. Mr. Camorata was a founder of and has been employed by Skreem Entertainment Corporation since August 1999 and was appointed Chief
Executive Officer and director of the Company on January 31, 2004. From 1980-1999 he was the owner and president of Camorata Productions, Inc. an entity which composed, arranged and produced music as well as designed audio and visual systems for theme parks and recording studios. He has composed and published 35 musical arrangements.

     Tony Harrison. Mr. Harrison joined Skreem Entertainment Corporation in August 2003 and was appointed Vice President and director of the Company on January 31, 2004. Since 1996 he has operated a recording studio just outside Cologne Germany and produces records in Europe under the Captain Hollywood label.

     Karen Pollino. Ms. Pollino joined Skreem Entertainment Corporation in August 1999 and was appointed Secretary/Treasurer and director of the Company January 31, 2004. From 1997 to1999, Ms. Pollino was employed by Martin Consultants, Inc. as Secretary/Treasurer. From 1990 to 1997 she was employed by Sorex Medical of Salt Lake City where she had oversight responsibility of purchasing and customer service.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2003, the end of the Company's last completed fiscal year):

 Name                   Year          Compensation
-------                -------       --------------
Kevin Monson             2001             None
Kevin Monson             2002             None
Kevin Monson *           2003             None

*  Resigned on January 31, 2004

Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2003, 2002, and 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 27, 2004, the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially , more than 5% of the 3,996,925 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of          Name of                   Amount and Nature         Percentage
Class          Beneficial Owner         of Beneficial Ownership (1)    of Class
---------     ------------------        ----------------------------  ----------

Common          Kevin Monson (1)
                1464 E. Vineyard Ct.
                Salt Lake City, UT
                84106                         3,505,925                 87.72%

OFFICERS, DIRECTORS AND NOMINEES:

Common          Kevin Monson (1)         ----See Above----
                All Officers                  3,505,925                 87.72%
                and Directors as
                a group (1 person)

     Subsequent to May 27, 2004, the Company issued 15,000,000 shares to Jeff Martin and 7,000,000 shares to Martin Consultants, Inc. for the acquisition of Skreem Entertainment Corporation and 4,000 shares to Metrolink Holdings Ltd., 3,000 shares to Wong Ka Ming and 3,000 shares to Hung Kwok Wing pursuant to the Termination Agreement with the shareholders of Stanford Capital International Ltd.


(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended March 31, 2003, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own or record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. The principal shareholders of the Company does furnish the Company office space at no charge.

TRANSACTIONS WITH PROMOTERS

     There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     None

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  STANFORD CAPTIAL CORPORATION



Date: June 2, 2004              By   /s/ Charles Camorata
                                    ----------------------------------
                                  Charles Camorata, Principal Executive Officer

Date: June 2, 2004              By /s/ Karen Pollino
                                  ----------------------------------
                                  Karen Pollino, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                           Title                          Date
      -------                        --------                      --------

/s/ Charles Camorata
 Charles Camorata               Principal Executive Officer    June 2, 2004

/s/ Karen Pollino
 Karen Pollino                   Chief Financial Officer       June 2, 2004

/s/ Tony Harrison
 Tony Harrison                  Vice President & Director      June 2, 2004

                                 CERTIFICATIONS

I, Charles Camorata, certify that:

1. I have reviewed this annual report on Form 10-KSB of Stanford Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

1. The registrant's other certifying officers and I are responsible for establishing and maintaining
2. disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated: June 2, 2004

By: /s/ Charles Camorata
------------------------
Charles Camorata
Chief Executive Officer

I, Karen Pollino , certify that:


1. I have reviewed this annual report on Form 10-KSB of Stanford Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 2, 2004

By: /s/ Karen Pollino
-----------------------
Karen Pollino
Chief Financial Officer

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
               TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002



--------------------------------------------------------------------------------

I, Charles Camorata, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Stanford Capital Corporation; on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Stanford Capital Corporation.



By: /s/ Charles Camorata
----------------------------

Name: Charles Camorata

Title: Chief Executive Officer

June 2, 2004

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
               TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Karen Polino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Stanford Capital Corporation; on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Stanford Capital Corporation.



By: /s/ Karen Pollino
------------------------------
Name: Karen Pollino

Title: Chief Financial Officer

June 2, 2004