Form 10QSB
period 2003-06-30
ECOLOGICAL SERVICES INC
filed 2004-06-02
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from __________________ to __________________

                         Commission File Number 0-24370

                            STANFORD CAPITAL CORPORATION
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

                    11637 Orpington Street, Orlando, FL 32817
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (407) 207-0400
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                             (1) Yes      (2) No   X
                                    -------     -------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $.001 par value                            3,996,925
    -----------------------------                -------------------------------
           Title of Class                        Number of Shares outstanding at
                                                        March 27, 2004

                          STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                         (A development Stage Company)
                                      Index

Part I. Financial Information

    Item 1.  Financial Statements
             Balance Sheets - June 30, 2003 (unaudited)
             and March 31, 2003 (audited)................................     3

             Unaudited Statements of Loss - For the three
             months ended June 30, 2003 and 2002 and from inception
             (June 11, 1992) to June 30, 2003............................     4

             Unaudited Statements of Cash Flows - For the three months
             ended June 30, 2003 and 2002 and from inception
            (June 11, 1992) to June 30, 2003.............................     5

             Notes to Unaudited Financial Statements.....................     6

    Item 2.  Management Discussion and Analysis or Plan of Operation.....     9
    Item 3.  Controls and Procedures.....................................     9

Part II. Other Information

    Item 1.  Legal Proceedings...........................................     9
    Item 2.  Changes in Securities and Small Business Issuer Purchases
             of Equity Securities........................................     9
    Item 3.  Default Upon Senior Securities..............................     9
    Item 4.  Submission of Matters to a Vote of Security Holders.........     9
    Item 5.  Other Information...........................................     9
    Item 6.  Exhibits and Reports on Form 8-K............................     9

             Signatures..................................................    10
             Certifications..............................................    11

                            STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS


              Assets

                                                            June 30, 2003         March 31, 2003
                                                           ----------------      ---------------
                                                              (unaudited)            (audited)

CURRENT ASSETS:
           Cash                                              $       -                $     -
            Total current assets                                     -                      -
                                                               -----------            ----------
            TOTAL ASSETS                                     $       -                $     -
                                                               -----------            ----------
   Liabilities and Stockholders' Equity

             CURRENT LIABILITIES:
            Account payable                                         $-                $     -
                                                               -----------            ----------
             Total current liabilities                               -                      -

             STOCKHOLDERS' EQUITY:
      Preferred stock; $.001 par value, 1,000,000 shares
      authorized no shares issued and outstanding                    -                     -
      Common stock; $.001 par value, 50,000,000 shares
      authorized 3,996,925 shares issued
      and outstanding                                            3,997                 3,997
      Additional paid in capital                                50,726                48,451
      Deficit accumulated during the development
      stage                                                    (54,723)              (52,448)
                                                              -----------           -----------

      Total stockholders' equity                                     -                     -
                                                               -----------           -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    -              $      -
                                                               ===========           ===========


                          STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months         Cumulative
                                                           Ended June 30,            During the
                                                                                 Development Stage
                                                     2003               2002
                                                    ------             ------    ------------------


           Revenue                                 $     -            $      -       $       -
                                                    -------            --------        ---------

           Expenses:
      General and administrative                     2,275               1,996          54,460
      Amortization expense                               -                   -             263
                                                    -------            --------        ---------
           Total expenses                            2,275               1,996          54,723
                                                    -------            --------        ---------

           Net loss before Income Taxes             (2,275)             (1,996)        (54,723)
      Provision for income taxe                          -                   -               -
                                                    -------            --------        ---------
           Net Loss                                $(2,275)            $(1,996)       $(54,723)
                                                    =======            ========        =========

           Loss per share                          $ (0.00)            $ (0.00)
                                                    =======            =======
           Weighted Average Number of Shares
           Outstanding                           3,996,925          3,996,925
                                                 ==========          ==========

                          STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Cumulative
                                               For the three months ended       During the
                                                        June 30
                                               2003               2002       Development Stage
                                                --------      ------        ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (2,275)    $(1,996)   $(54,723)

Adjustments to reconcile net loss to cash
used in operating activities:
  Expenses paid by a  shareholder                  2,275          -       30,413
  Amortization expense                                 -          -          263

Changes in assets and liabilities:
  Accounts payable                                     -          -            -
                                                ---------   ---------   ---------
Net cash used by operating activities                  -     (1,996)     (24,047)
                                                ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Organizational costs                                   -          -         (263)
                                                ---------   ---------   ---------
Net cash used by investing activities                  -          -         (263)
                                                ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                 -          -       19,985
Contribution capital                                   -          -        4,325
                                                ---------   ---------   ---------
Net cash provided by financing activities              -          -       24,310
                                                ---------   ---------   ---------
Net decrease in cash                                   0     (1,996)           -

Cash at beginning of year                              -     11,816            -
                                                ---------   ---------   ---------
Cash at end of year                             $      -    $ 9,820      $     -
                                                =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transactions
  Conversion of note payable to stock           $      -    $     -      $ 1,277

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

     Interim Financial Information

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flow at June 30, 2003 and 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the year ended included in the Company's 10-KSB March 31, 2003. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

                            STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

     NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Income Taxes

     The fiscal year end of the Company is March 31, and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carry forward of $54,723 that would begin expiring in the year 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       General

     Stanford Capital Corporation, (formerly Ecological Services, Inc.) a Delaware corporation, (the "Company") was incorporated under the laws of the State of Delaware on June 11, 1992. Since the Company's incorporation, it has had limited activity and currently has no operations.

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

     For the three months ended June 30, 2003 the Company incurred $2,275 of professional fees related to its SEC filings. For the corresponding period of the prior year, the Company incurred professional fees of $1,996. The Company had no revenue for either period.

       Liquidity and Capital Resources

     As of June 30, 2003, the Company had no assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees for the filing of its SEC reports. The Company will continue to incur cost associated with maintaining its filing obligations with the Securities and Exchange Commission and maintaining its corporate status.

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

Item 3.  Controls and Procedures

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

        None

b)       Reports on Form 8-K

        None

                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                STANFORD CAPITAL CORPORATION

Dated: June 2, 2004                          By:   /s/ Charles Camorata
                                                   -----------------------------
                                                   Charles Camorata
                                                   President, Chief Executive
                                                   Officer

CERTIFICATIONS

I, Charles Camorata, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stanford Capital Corporation;

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





Dated: June 2, 2004

By: /s/ Charles Camorata
------------------------
Charles Camorata
Chief Executive Officer

I, Karen Pollino , certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Stanford Capital Corporation;

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



--------------------------------------------------------------------------------

I, Charles Camorata, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Stanford Capital Corporation; on Form 10-QSB for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Stanford Capital Corporation.



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


--------------------------------------------------------------------------------

I, Karen Pollino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Stanford Capital Corporation; on Form 10-QSB for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Stanford Capital Corporation.



By: /s/ Karen Pollino
------------------------------
Name: Karen Pollino

Title: Chief Financial Officer

June 2, 2004