Form 10QSB
period 2003-09-30
ECOLOGICAL SERVICES INC
filed 2004-06-02
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                     11637 Orpington Street, Orlando, FL 32817
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                             (1) Yes    (2) No X
                                    ----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $.001 par value                       3,996,925
     -----------------------------                      --------------
            Title of Class                      Number of Shares outstanding at
                                                        May 27, 2004

                          STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                         (A development stage company)
                                      Index

Part I. Financial Information

Item 1. Financial Statements

        Balance Sheets - September 30, 2003 (unaudited) and
        March 31, 2003 (audited)........................................     3

        Unaudited Statements of Loss - For the three months and six months ended September 30, 2003 and 2002 and from
        inception
        (June 11, 1992) to September 30, 2003...........................     4

        Unaudited Statement of Cash Flows - For the six months ended
        September 30, 2003 and 2002 and from inception (June 11,
        1992) to September 30, 2003.....................................     5

        Notes to Unaudited Financial Statements.........................     6

Item 2  Management Discussion and Analysis or Plan of Operation.........     8

Item 3  Controls and Procedures.........................................     9

Part II.Other Information

Item 1.  Legal Proceedings..............................................     9
Item 2.  Changes in Securities and Small Business Issuer Purchases of
         Equity Securities..............................................     9
Item 3.  Defaults Upon Senior Securities................................     9
Item 4.  Submission of Matters to a Vote of Security Holders............    10
Item 5.  Other Information..............................................    10
Item 6.  Exhibits and Reports on Form 8-K...............................    10

        Signatures......................................................    11

                           STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS


         Assets                                            September 30,     March 31,
                                                                 2003          2003
                                                             -----------    ------------
                                                             (Unaudited)      (audited)

Current Assets:                                                       $-      $ -
                                                                  --------      --------
       Cash in bank

           Total in current assets                                     -        -
                                                                  --------      --------

           Total assets                                              $ -      $ -
                                                                     ---      --------

                   Liabilities and Stockholders' Equity

           Current liabilities                                       $ -      $ -
                                                                     ---      --------
       Accounts payable

           Total current liabilities                                   -        -
                                                                  -------      -------

           Stockholders' Equity:                                       -        -
       Preferred stock; $.001 par value, 1,000,000
       shares authorized, no shares issued and
       outstanding

       Common stock, $.001 par value, 50,000,000 shares           3,997        3,997
       authorized 3,996,925 shares
       issued and outstanding

       Additional paid in capital                                50,726        48,451

       Deficit accumulated during the development stage         (54,723)      (52,448)
                                                                --------      --------

           Total Stockholders' Equity                                 -             -
                                                                --------      --------

           Total liabilities and stockholders' equity                $-       $     -
                                                               ========      ========

                                       3

                            STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)

                             STATEMENTS OF LOSS
                                   (Unaudited)


                                         For the Three Months      For the Six Months       Cumulative
                                          Ended September 30,     Ended September 30,       During
                                                                                            the Development
                                                                                            Stage

                                          2003         2002         2003         2002
                                          ----         ----         ----         ----

       Revenue                             $ -          $ -          $ -          $ -         $ -
                                           ---          ---          ---          ---         ---

       Expenses:                             -       24,463        2,275       26,459      54,460
   General and administrative
   Amortization expense                      -            -            -            -         263
                                        ------        -----       -------        -----      ------

       Total expenses                        -       24,463        2,275       26,459      54,723
                                        ------        -----       -------        -----      ------

       Net Loss before Income Taxes    (     -)     (24,463)      (2,275)     (26,459)    (54,723)
   Provision for income taxes                -            -            -            -           -
                                        ------        -----       -------        -----      ------

       Net Loss                       $(     -)    $(24,463)     $(2,275)    $(26,459)   $(54,723)
                                       ========     =======      ========     =======    =========

       Loss per share                  $ (   -)      $(0.01)      $(0.00)      $(0.01)
                                       ========     =======      =======      =======

       Weighted Average Number of
       Shares Outstanding            3,996,925    3,996,925    3,996,925    3,996,925
                                     ==========  ==========    ==========  ==========

                            STANFORD CAPITAL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Cumulative
                                                                    During
                                        For the Six Months Ended    Development
                                              September 30
                                        2003            2002        Stage
                                        -----          -------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                              $(2,275)       $(26,459)      $(54,723)

Adjustments to reconcile net loss to
cash used in operating activities:
Expenses paid by a shareholder          2,275          15,000         30,413
Amortization expenses                       -               -            263

Changes in assets and liabilities:
Accounts payable                            -             357             -
                                       --------       ---------     ----------

Net used by operating activities            -         (11,816)       (24,047)
                                       --------       ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Organizational costs                        -               -           (263)
                                       --------       ---------     ----------
Net cash used by investing activities       -               -           (263)
                                       --------       ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock      -               -         19,985
Contribution capital                        -               -          4,325
                                       --------       ---------     ----------
Net cash provided by financing activities   -               -         24,310
                                       --------       ---------     ----------
Net decrease in cash                        -         (11,816)             -

Cash at beginning of year                   -          11,816              -
                                       --------       ---------     ----------
Cash at end of year                     $   -          $    -         $    -
                                       ========       =========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transactions
Conversion of note payable to stock     $   -          $    -       $  1,277



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

     Interim Financial Information

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flow at September 30, 2003 and 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2003 included in the Company's 10-KSB. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

     For the six months ended September 30, 2003 the Company incurred $2,275 of professional fees related to its SEC filings. For the corresponding period of the prior years, the Company incurred professional fees $26,459 as it completed a number of delinquent SEC filings. The Company had no revenue for either period.

       Liquidity and Capital Resources

     As of September 30, 2003 the Company had no assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees for the filing of its SEC reports. The Company will continue to incur cost associated with maintaining its filing obligations with the SEC.

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

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowlege, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.



                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

                                      None.

      ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF
                               EQUITY SECURITIES

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

                                      None

a)   Exhibits

       None

b)   Reports on Form 8-K

       None

                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Stanford Capital Corporation

Dated: June 2, 2004                   By: /s/ Charles Camorata
                                             -----------------------------------
                                              Charles Camorata
                                              President, Chief Executive Officer

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



--------------------------------------------------------------------------------

I, Charles Camorata, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Stanford Capital Corporation; on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Stanford Capital Corporation.



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


--------------------------------------------------------------------------------

I, Karen Pollino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Stanford Capital Corporation; on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Stanford Capital Corporation.



By: /s/ Karen Pollino
------------------------------
Name: Karen Pollino

Title: Chief Financial Officer

June 2, 2004