Form 10QSB
period 2003-12-31
ECOLOGICAL SERVICES INC
filed 2004-06-02
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2003

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

                             (1) Yes      (2) No   X
                                    -------     -------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $.001 par value                            3,996,925
    -----------------------------                -------------------------------
           Title of Class                        Number of Shares outstanding at
                                                        May 28, 2004

                          STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                                      Index

Part I. Financial Information

    Item 1.  Financial Statements
             Balance Sheets - December 31, 2003 (unaudited)
             and March 31, 2003 (audited)................................     3

             Unaudited Statements of Loss - For the three months and nine
             months Ended December 31, 2003 and 2002.....................     4

             Unaudited Statement of Cash Flows - For the nine
             months ended December 31, 2003 and 2002.....................     5

             Notes to Unaudited Financial Statements.....................     6

    Item 2.  Management Discussion and Analysis or Plan of Operation.....     8
    Item 3.  Controls and Procedures.....................................     9

Part II. Other Information

    Item 1.  Legal Proceedings..........................................      9
    Item 2.  Changes in Securities and Small Business Issuer Purchases
             of Equity Securities.......................................      9
    Item 3.  Default Upon Senior Securities.............................      9
    Item 4.  Submission of Matters to a Vote of Security Holders
    Item 5.  Other Information..........................................      9
    Item 6.  Exhibits and Reports on Form 8-K...........................      9

             Signatures..................................................    10
             Certifications

                            STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS


              Assets

                                                            December 31, 2003      March 31, 2003
                                                           ----------------      ---------------
                                                              (unaudited)            (audited)

CURRENT ASSETS:
           Cash                                              $       -                $     -
            Total current assets                                     -                      -
                                                               -----------            ----------
            TOTAL ASSETS                                     $       -                $     -
                                                               -----------            ----------
   Liabilities and Stockholders' Equity

             CURRENT LIABILITIES:
            Account payable                                  $       -                $     -
                                                               -----------            ----------
             Total current liabilities                               -                      -

             STOCKHOLDERS' EQUITY:
      Preferred stock; $.001 par value, 1,000,000 shares
      authorized no shares issued and outstanding                    -                     -
      Common stock; $.001 par value, 50,000,000 shares
      authorized 3,996,925 shares issued
      and outstanding                                            3,997                 3,997
      Additional paid in capital                                50,726                48,451
      Deficit accumulated during the development
      stage                                                    (54,723)              (52,448)
                                                              -----------           -----------

      Total stockholders' equity                                     -                     -
                                                               -----------           -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    -              $      -
                                                               ===========           ===========


                          STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)

                             STATEMENTS OF LOSS
                                  (Unaudited)

                        For the Three Months            For the Nine Months             Cumulative
                        Ended December 31,              Ended December 31,              During the
                        2003            2002            2003            2002         Development Stages
                       ------          ------          ------          ------       --------------------

Revenue               $  -              $  -           $   -           $   -                 $    -

Expenses:
General and
administrative           -             4,565           2,275           31,024                54,460
Amortization             -                 -               -                -                   263
                      ------         --------        --------        ---------             ---------
  Total expenses         -             4,565           2,275           31,024                54,723
                      ------         --------        --------        ---------             ---------
Net loss before
taxes                    -            (4,565)         (2,275)         (31,024)              (54,723)
Provision for
income taxes             -                 -               -                -                     -
                      ------         --------        --------        ---------             ---------
  Net loss          $  ( -)        $  (4,565)        $(2,275)        $(31,024)             $(54,723)
                      ======         ========        ========        =========             =========

Loss per
share               $(0.00)           $(0.00)         $(0.00)          $(0.01)
                     =======         ========        ========        =========

Weighted average
number of shares
outstanding      3,996,925         3,996,925       3,996,925        3,996,925
                 ===========       ==========     ===========      ===========


                          STANFORD CAPITAL CORPORATION
                      (formerly Ecological Services, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Cumulative
                                               For the nine months ended       During the
                                                      December 31
                                               2003               2002       Development Stage
                                                --------      ------        ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (2,275)   $(31,024)   $(54,723)

Adjustments to reconcile net loss to cash
used in operating activities:
  Expenses paid by a shareholder                   2,275     19,565       30,413
  Amortization expense                                 -          -          263

Changes in assets and liabilities:
  Accounts payable                                     -        357            -
                                                ---------   ---------   ---------
Net cash used by operating activities                  -    (21,816)     (24,047)
                                                ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Organizational costs                                   -          -         (263)
                                                ---------   ---------   ---------
Net cash used by investing activities                  -          -         (263)
                                                ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                 -          -       19,985
Contribution capital                                   -          -        4,325
                                                ---------   ---------   ---------
Net cash provided by financing activities              -          -       24,310
                                                ---------   ---------   ---------
Net decrease in cash                                   0     11,816            -

Cash at beginning of year                              -     11,816            -
                                                ---------   ---------   ---------
Cash at end of year                             $      -    $     -      $     -
                                                =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transactions
  Conversion of note payable to stock           $      -    $     -      $ 1,277

                          STANFORD CAPITAL CORPORATION
                          (A Development Stage Company)

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

     Interim Financial Information

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flow at December 31, 2003 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2003 included in the Company's 10-KSB. The results of operations for the periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

     For the nine months ended December 31, 2003 the Company incurred professional fees of $2,275 related to its SEC filings. For the corresponding period of the prior year, the Company incurred professional fees of $31,024 as it completed a number of delinquent SEC filings. The Company had no revenue for either period.

       Liquidity and Capital Resources

     As of December 31, 2003, the Company had no assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees for the filing of its SEC reports. The Company will continue to incur cost associated with maintaining its filing obligations with the Securities and Exchange Commission and maintaining its corporate status.

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



--------------------------------------------------------------------------------

I, Charles Camorata, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Stanford Capital Corporation; on Form 10-QSB for the quarterly period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Stanford Capital Corporation.



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


--------------------------------------------------------------------------------

I, Karen Polino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Stanford Capital Corporation; on Form 10-QSB for the quarterly period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Stanford Capital Corporation.



By: /s/ Karen Pollino
------------------------------
Name: Karen Pollino

Title: Chief Financial Officer

June 2, 2004