Form 10KSB
period 2004-03-31
ECOLOGICAL SERVICES INC
filed 2004-08-12
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[
]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 [Fee Required]

                    For the Fiscal Year Ended March 31, 2004

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from April 1, 2003 to March 31, 2004.

                           Commission File No. 0-22236

                        Skreem Entertainment Corporation
                    (formerly Stanford Capital Corporation)
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

Securities Registered Pursuant to Section 12(b) of the Act:

         Title of Each Class         Name of Each Exchange on Which Registered
               None                                     None


Securities Registered Pursuant to Section 15(d) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes xT No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most recent fiscal year were $376.

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: The Company's common stock does not have a trading market.

     As of July 31, 2004, the Registrant had 26,006,925 shares of Common Stock issued and outstanding.

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

                               TABLE OF CONTENTS
                                                                    Page
                                                                   ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                             3
         ITEM 2.  DESCRIPTION OF PROPERTY                             3
         ITEM 3.  LEGAL PROCEEDINGS                                   3
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                 4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY,
                  RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                  ISSUER PURCHASES OF EQUITY SECURITIES               4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                                4
         ITEM 7.  FINANCIAL STATEMENTS                                5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE             19
         ITEM 8A. CONTROLS AND PROCEDURES
         ITEM 8B. OTHER INFORMATION

PART III

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ITEM 10. EXECUTIVE COMPENSATION
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                  MATTERS
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


SIGNATURES

CERTIFICATIONS

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

Overview

Our business is to search for recording talent and promote and fund.

The making of a recording act

Signing and promoting a recording act falls into two distinct categories. The first is the process of signing an already established group or artist and through avenues not readily available to the act, but available to the record company, promote the act to a level of widespread public recognition. The second is a company, through auditions and referrals, forms a group or hires an artist with the goal of achieving wide spread recognition. The principal difference financially between these alternatives is that an established act will take a larger percentage of the overall revenues because they absorbed the initial costs of getting started and promoting themselves before the recording deal happened, while normally all of the costs involved in developing the second type of group are borne on by the company which will need to recoop such costs. From the company's vantage the second process results in more control over the product and a larger percentage of the revenues. Examples of the second categories are the signing groups "Menudo", "New Kids On The Block", and "O-Town". "Back Street Boys" and "N-Sync" are examples of established acts that were signed after they were already in existence. These groups mentioned are examples of the two categories and the Company did not sign, promote or fund these groups.

For company formed acts, the company provides the training coordinate and consultation that it deems necessary to produce a hit record. This includes, but is not limited to vocal coaching, choreography, fitness training, clothes, hair design, transportation, living expenses, as well as food and housing if necessary. In addition, the company finds and contracts with producers and writers to record songs that fit the style of the act as dictated by the company. The act records the songs, then performs them live to promote the sales of the records and increase radio airplay. A video is also made for further promotion in the television arena. Revenue is generated through record sales, performance fees, management fees, merchandising such as T-shirts, hats, etc., and publishing royalties. This includes publishing royalties that are paid in the event that the recording(s) are included on any compilations that are released by any other entity. From these revenues the company's investment is repaid, after repayment, the remainder is split between the company and the act by percentages outline in the original recording agreement. All agreements are different as to percentages; however, the repayment of all money invested by the company before any payment is made to the act is standard practice.

In the case of established acts, the process is the same. The main differences is the revenue split between the act and the company, and creative control. The established act will always demand a higher percentage of the revenues and more control over the musical direction of the act and the selection of the material to be recorded. With new talent, this can be controlled in the first contract but will undoubtedly be an issued in future negotiations.

Record Sales

Prior to 1997 the record industry enjoyed tremendous success with record sales. The past six years however have presented a new problem in the form of the internet. Downloading, also referred to as file sharing, has hurt the record industry tremendously, especially in the pop music market. If someone wants a copy of a new song by their favorite artist they can simply sign on to one of the free file sharing web sites, type in the name of the song, and download it to their own computer. They can then make a compilation of their favorites, put the downloaded songs onto a CD and listen to them without the need of paying for them. This completely bypasses the record company, the publisher, and the writer, all of whom would normally have received royalties on the sale of those recordings. Steps are currently being taken by the major record companies nationwide to stop this practice. In the meantime everyone in the industry is searching for alternative ways to generate revenue beyond the traditional means that are outlined.

Solutions we have initiated to insulate us from the downloading problem

In the United States we have one federal government that regulates copyrights, publishing, licensing, patenting, and most intellectual rights' laws for all of the states collectively. Therefore, when a song is released in the U.S. all states have the right to airplay and sale of that song as long as they pay the predetermined royalty rates. These royalties are tracked by and then paid to performance organizations such as ASCAP and BMI who in turn disburse the money to their respective members who are listed as either writers or publishers (or both) of each song. Every writer and publisher in the U.S. must be a member of one of these organizations to collect royalties on a commercial record release. These royalties are paid every time a song is played or purchased. This includes TV themes, Musak (elevator music), night club performances, juke boxes, radio, etc.. There is a different rate for each type of venue, but it applies equally to all of the states.

In Europe, however, this is not the case. Each country is a governing entity unto itself. Therefore, when a song is released in Germany, it cannot be played, reproduced, or sold in Spain unless the company wishing to release it in Spain pays the license holder of the song a licensing fee for the Spanish rights to the song. This is the case between all countries except Germany, Austria, and Switzerland, also known as the "GAS Territory". Through an agreement between these three countries, recorded and copyrighted materials can be released in all three without special licensing. Outside of those three, all other countries must pay a licensing fee.

Because the European countries are small and easily accessible by the general public, when a song is released in one country its existence becomes known in other countries very quickly through word of mouth and DJs that travel from country to country to perform, sometimes during the same weekend. As the popularity of the song grows it attains a "chart position". A "chart" is a weekly report that lists songs currently in market order for sales, radio airplay, and DJ club play. These lists usually consist of the top selling or played 200 songs. There are DJ club charts, national charts, and radio charts that report publicly each week. The charts are posted on sites available to everyone on the internet. A song achieving the TOP 40 of any of these charts is considered a success and is in position to create future revenues in the areas of licensing and publishing. A good chart position creates a demand for the song (and act) in each marketplace. Record companies in each marketplace must then acquire the license for their country in order to release the song. This is done by paying the original license holder a fee that is negotiated based on the song's current popularity, the highest chart position it has attained, and its predicted future popularity. The result is that the original license holder is paid a licensing fee by each country that wishes to release the song. Licensing fees for each song can range from $5,000.00 to $25,000.00 and more from each country depending on the popularity of the song and the act and the size of the country.

Why the European marketplace is ideal for establishing artists in our target market

Our target market is kids between 12 and 18 years of age, especially girls. Teenage girls in Europe make up the majority of the record buying public for pop music. They love American acts and want everything and anything the act has to offer as far as pictures, shirts, hats, CDs, autographs, etc. Since N-Sync has stopped touring there, few acts have come out to fill that void. The kids are hungry for new American talent with a fresh sound.

     When developing a recording act in the U.S., the basic process has been the same for decades. Record a CD of songs then shop the CD to distributors and other larger record companies for distribution and promotional support. Next a single is chosen out of the CD of songs; it's released, and followed by the release of the full CD. If the act doesn't have an entire CD or close to it completed, they can almost be assured that no one will be interested. Although oversimplified, it generally is how it works. Producing a CD is expensive and time consuming. The cost of producing 12 or more songs that will stand up to the quality of what's currently on the market by established artists can be astronomical.

The European market is just the opposite. The first step in the process is to record and release a single. This minimizes cost and time. Since this is established practice, there are limited problems with distribution companies or record companies (as long as they like the act). It also allows the Company to as far as musical direction and style before you commit to an entire CD of material. Then a second single is released. A video is produced for each single that's simultaneously released. Concurrently, the act will be performing doing both paid and promotional live performances. Based on the success of these two releases, the company can then determine whether or not to take on the expense of a full CD.

Our target market are net surfers. By creative use of the internet including a web site, online promotions such as giveaways, online chats with the act, contests with prizes such as a chance to spend a day with the act, free downloads of unreleased songs, etc., interest and record sales grows. One of the goals of all of this is to create excitement that will result sufficient record sales to attain a favorable position in the weekly charts because licensing fees are negotiated according to the popularity of the song, the act, and their position in the charts. While the act is working its live performances, internet chats, and recording, the company negotiates licenses with other companies for other countries. It will always be the license holding company's prerogative to release any song it owns the license for in any country without any fees. It will however have to take on the expense of pressing and distribution if that avenue is chosen, but if the record is a success this will be offset by not having to split revenues. The company can also enter into a limited partnership with a different company in each country and share in the profits of the release while sharing the expenses if it so chooses.

The key element in our strategy

A key element in initiating and successfully implementing a marketing and development plan such as has been described is someone who knows the marketplace intimately and is respected by the people who do business in that marketplace. Tony Harrison our Vice President fits those requirements. He has both American and German citizenship and has lived in Germany for over 20 years. He's known in the music industry as "Captain Hollywood". As a performer, he's one of the most respected in Europe. He has had worldwide hits and has been performing since 1985. He's also worked as a choreographer and /or producer for such acts as LaToya Jackson, BackStreet Boys, Natural, and O-Town. He's known by everyone in the record business in Europe and is highly respected for both his success as an entertainer and his knowledge of the industry since June 2003. As "Captain Hollywood" he has since had two songs in the top 20 dance charts and in the top 40 national charts. His years of experience in all aspects of the business have proven invaluable in successfully introducing SKREEM Entertainment to the record industry in Europe.

Coming to America after European success

The final step is to introduce the act to the Americans. This process has been successfully achieved several times in the past with Back Street Boys, Britney Spears, N-Sync, and Snap. The act will be polished and roadworthy from time to time spent in Europe, and will have already been making money through record sales, publishing revenues, licensing fees, live performances, and merchandising. Also, they'll have bragging rights with regards to having "Gold Records" in Europe. The catch there is that a gold record in the U.S. requires 500,000 copies sold. In Europe, depending on the country, a gold record can be earned with a few as 25,000 copies sold. American audiences do not generally realize this and assume that the act has sold many more records than they actually have sold. This is helpful in the American marketing campaign. They also come to America with many record industry people, promoters, and managers already aware of them through industry connections in Europe. This is helpful when arranging for the act to perform nationally or with an already established American act, which is the most tried and true way of introducing the act and their songs to the public.

All of this leads to launching a recording act that has the potential of creating a greater return on a much lower investment than would be necessary to achieve the same results by starting out in the American market.

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

ITEM 3.LEGAL PROCEEDINGS

         None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended March 31, 2004.

                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

     The Company's Common Stock is not listed for trading. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the forseeable future. At March 31, 2004, the Company had approximately 108 shareholders.

     The Company issued 10,000 shares of its common stock for the acquisition of Stanford Capital Corporation. When this transaction was recinded, the shares were cancelled. However, pursuant to the terms of the Termination Agreement with the shareholders of Stanford Capital Corporation, the shareholders were to be issued 10,000 post reverse split common shares.

The Company also issued 22,000,000 post reverse split common shares for the acquisition of Skreem Entertainment Corporation.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues. The Company had no revenue for the three months ended March 31, 2004 as it prepared for its first recording and record release in the summer. For the three months ended March 31, 2003, Company had revenue of $200.

Operating Expense. Operating expenses for the three months ended March 31, 2004, were $149,470, an increase of $65,817 or 78.7% from the $83,653 for the corresponding period of the prior year. This increase primarily resulted from travel, housing, and transportation expenses of approximately $89,000 incurred by "Third Wish" Artists and Manager while on tour in Germany during the three months ended March 31, 2004. In addition, there was an increase in promotion and advertising of approximately $17,000. The overall increase is offset by a decrease in music production costs of approximately $36,000.

General and Administrative Expenses. General and administrative expenses increased by $21,882 or 508% to $26,186 for the three months ended March 31, 2004 from $4,304 for the corresponding period of the prior year. This increase is primarily attributable to increased legal and accounting fees of approximately $19,000.

Salaries and Benefits. Salaries and benefits decreased by $6,997 or 25.1% to $20,885 for the three months ended March 31, 2004 from $27,882 for the corresponding period of the prior year. This decrease is attributable to having less employees during the three months ended March 31, 2004.

Interest Expense. Interest expense decreased by $13,293 or 58.4% to $9,453 for the three months ended March 31, 2004 from $22,746 for the corresponding period of the prior year. This decrease is attributable to having more debt outstanding for the three months ended March 31, 2003.

As a result of the foregoing, the net operating loss of the company increased by $67,609 to $205,994 for the three months ended March 31, 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue. Revenue for the year ended December 31, 2003 decreased by $2,174 or 85.3% to 376 from $2550 for the year ended December 31, 2002. This decrease in revenues is attributable to a decrease in show income.

Operating Expenses. Operating expenses increased by $281,756 or 149% to 470,331 for the year-ended December 31, 2003 from $188,575 for the year ended December 31, 2002. This increase is primarily attributable to expenses of approximately $121,000 incurred by "Third Wish" Artists and Manager while on tour in Germany and promotion and Advertising expenses of approximately $160,000 incurred during 2003.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased by $52,493 or 138% to $90,455 for the year ended December 31, 2003 from $37,962 for the year ended December 31, 2002. This increase is primarily attributable to an increase in travel expenses of approximately $37,000 and an increase in professional fees of approximately $17,000.

Salaries and Benefits. Salaries and benefits increased by $16,670 or 18.9% to $104,825 for the year ended December 31, 2003 from $88,155 for the year ended December 31, 2002. This increase is primarily attributable to a bonus and medical insurance coverage of approximately $12,000 and $13,500 respectively for an officer of the Company. This increase is partially offset by a decrease in salaries as there were less employees during 2003.

Interest Expense. Interest expense decreased by $1,319 or 1.8% to $71,129 for the year ended December 31, 2003 from $72,448 for the year ended December 31, 2002. This decrease is attributable to having less debt throughout 2003.


As a result of the foregoing, the net operating loss of the Company increased by $351,774 to $736,364 for the year ended December 31, 2003 from $384,590 for the year ended December 31, 2002.

Liquidity and Capital Resources

As of March 31, 2004, the Company had cash of $2,914 and a deficit in working capital of $581,477.

For the three months ended March 31, 2004, the Company used $168,280 in operating activities which is primarily due to a net loss of $205,994 offset by an increase in liabilities of $32,033.

For the year-ended December 31, 2003, the Company used $672,070 in operating activities, or $365,286 more than the $306,784 used in operating activities for the year ended December 31, 2002. The principal reasons for the increase in the cash used in operating activities was the increase in the net operating loss of $351,774 which was partially offset by changes in operating assets and liabilities.

There were no cash flows from investing activities for the three months ended March 31, 2004.

Cash used by investing activities increased by $1,132 to $3,497 for the year ended December 31, 2003 from $2,365 for the year ended December 31, 2002. All of the cash used by investing activities in both years was for the purchase of equipment.

Cash provided by financing activities was $156,591 for the three months ended March 31,2004. Cash provided by financing activities increased by $381,500 to $687,000 for the year ended December 31, 2003 from $305,500 for the year ended December 31, 2002. All of the cash provided by financing activities in all periods was from proceeds of notes payable to affiliates.

Because of the continued net operating losses of the Company, the Company will not be able to continue as a going concern unless it is able to sell its shares or obtain third and/or related party loans. Although the principal shareholder of the Company has been willig to lend funds to the Company in the past, there is no obligation for them to do so in the future. Without such funding, or the sale of its shares, the Company will have insufficient funds to execute its business plans for the next twelve months.

ITEM 7.FINANCIAL STATEMENTS

                        SKREEM ENTERTAINMENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Pages

Report of Independent Auditors                                          F-1

Consolidated Balance Sheet as of March 31, 2004                         F-2

Consolidated Statements of Operations for the three months ended
March 31, 2004,years ended December 31, 2003 and 2002 and the
period from inception (August 19, 1999) to March 31, 2004               F-3

Consolidated Statements of Changes in Shareholders' Deficit
From inception (August 19, 1999) to March 31, 2004                      F-4

Consolidated Statements of Cash Flows for the three months ended
March 31, 2004,years ended December 31, 2003 and 2002 and the
period from inception (August 19, 1999) to March 31, 2004               F-5

Notes to Consolidated Financial Statements                              F-6

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Skreem Entertainment Corporation

We have audited the accompanying consolidated balance sheet of Skreem Entertainment Corporation and subsidiary (a development stage company) (the "Company"), as of March 31, 2004, and the related consolidated statements of operations, shareholders' deficit and cash flows for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 and for the period from August 19, 1999 (date of inception) through March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skreem Entertainment Corporation and subsidiary as of March 31, 2004 and the results of its operations, and its cash flows for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 and for the period August 19, 1999 (date of inception) through March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has suffered recurring losses from operations and had a net capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management plans to continue funding the operation through an affiliate owned by a major shareholder of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Thomas Leger & Co. L.L.P.


July 21, 2004
Houston, Texas

                        SKREEM ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $ 2,914
                                                                        --------
Total current assets                                                      2,914
                                                                        --------
PROPERTY AND EQUIPMENT, net                                               6,895
DEPOSITS                                                                 19,921
                                                                        --------
TOTAL ASSETS                                                           $ 29,730
                                                                        ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities                               $ 43,141
Accrued interest payable to affiliates                                   15,658
Notes payable to affiliates                                             525,592
                                                                        --------
   Total current liabilities                                            584,391
                                                                        --------
SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, 1,000,000
shares authorized, no shares issued and outstanding                           -
Common stock, par value $0.001, 50,000,000
shares authorized, 26,006,925 shares issued
and outstanding                                                          26,007
Paid-in capital                                                       1,555,996
Deficit accumulated during the development stage                     (2,136,664)
                                                                      ----------
Total shareholders' deficit                                            (554,661)
                                                                      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $ 29,730
                                                                      ----------

                                      F-2

       The accompanying notes are an integral part of these consolidated financial statements

                        SKREEM ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              August 19, 1999
                                          Three                                              (Date of Inception)
                                       months ended      For the Years Ended December 31
                                       March 31,2004     2003                      2002         March 31, 2004


REVENUES                                      $ -            $ 376             $ 2,550             $ 2,926

EXPENSES
Operating expenses                       (149,470)        (470,331)           (188,575)         (1,099,930)
General and administrative expenses       (26,186)         (90,455)            (37,962)           (257,962)
Salaries and benefits                     (20,885)        (104,825)            (88,155)           (422,709)
Impairment of loan receivable                   -                -                   -            (130,000)
                                         ---------       ----------          ----------         -----------
Loss from operations                     (196,541)        (665,235)           (312,142)         (1,907,675)

OTHER INCOME (EXPENSE)
Interest expense                           (9,453)         (71,129)            (72,448)           (228,989)
                                         ---------       ----------          ----------         -----------
NET LOSS                               $ (205,994)      $ (736,364)         $ (384,590)       $ (2,136,664)
BASIC AND DILUTED                        =========       ==========          ==========         ===========
   LOSS PER SHARE                      $    (0.01)      $    (0.06)         $    (0.05)
BASIC AND DILUTED                        =========       ==========         ===========
   WEIGHTED AVERAGE
   SHARES OUTSTANDING                  24,733,180       12,054,795      (1)  7,000,000       (1)
                                       ===========       ==========         ===========


(1) Number of shares outstanding to reflect reverse merger and for comparison purposes only


        The accompanying notes are an integral part of these consolidated financial statements
                                      F-3

                        SKREEM ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
           FROM AUGUST 19, 1999 (DATE OF INCEPTION) TO MARCH 31, 2004


                                                                        Paid
                                                Common Stock             In           Retained
                                          Shares           Amount       Capital        Deficit        Total
                                          -------         --------     ---------      ---------      -------


Balance at inception, August 19, 1999          -         $      -          $ -               -       $    -

Issuance of common stock                  20,000               20            -               -           20

Net Loss                                       -                -            -         (84,021)     (84,021)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 1999              20,000               20            -         (84,021)     (84,001)

Net loss                                       -                -            -        (230,879)    (230,879)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2000              20,000               20            -        (314,900)    (314,880)

Net loss                                       -                -            -        (494,816)    (494,816)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2001              20,000               20            -        (809,716)    (809,696)

Net loss                                       -                -            -        (384,590)    (384,590)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2002              20,000               20            -      (1,194,306)  (1,194,286)

Reclassification of debt to equity        43,000               43    1,581,940               -    1,581,983

Net loss                                       -                -            -        (736,364)    (736,364)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2003              63,000               63    1,581,940      (1,930,670)    (348,667)

Effect of issuance of common stock
  and recapitilization in reverse
  acquisition transaction             25,943,925           25,944     (25,944)              -            -

Net loss                                       -                -            -        (205,994)    (205,994)
                                      ---------       ----------       --------       --------    ---------
Balance at March 31, 2004             26,006,925         $ 26,007  $ 1,555,996    $ (2,136,664)  $ (554,661)
                                      =========        =========     ==========       ========    =========

        The accompanying notes are an integral part of these consolidated financial statements

                        SKREEM ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three                                                August 19, 1999
                                                       months ended       For the years ended December 31,   (Date of Inception) to
                                                      March 31, 2004      2003                  2002            March 31, 2004


CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                             $ (205,994)       $ (736,364)         $ (384,590)        $(2,136,664)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense                                      1,273             6,220             5,359                32,415
Impairment of loan receivable                                 -                 -                 -               130,000
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses                   4,408            (4,408)                -                    20
Increase in other assets                                      -           (19,920)                -               (19,920)
Increase in accounts payable
and accrued liabilities                                  22,580            11,307                 -                43,141
Increase in interest payable to affiliates                9,453            71,095            72,447               224,042
                                                       ---------         ---------         ---------           ----------
Total adjustments                                        37,714            64,294            77,806               409,698
Net cash used in operating activities                  (168,280)         (672,070)         (306,784)           (1,726,966)
                                                       ---------         ---------         ---------           ----------
CASH FLOWS FROM INVESTING  ACTIVITIES
Purchase of property and equipment                            -            (3,497)           (2,365)              (39,311)
Loan receivable                                               -                 -                 -              (130,000)
                                                       ---------         ---------         ---------           ----------
Net cash used by investing activities                         -            (3,497)           (2,365)             (169,311)
                                                       ---------         ---------         ---------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to affiliates               156,591           687,000           305,500             1,949,191
Principal payments on notes payable to affiliates             -                 -                 -               (50,000)
                                                       ---------         ---------         ---------           ----------
Net cash provided by financing activities               156,591           687,000           305,500             1,899,191
                                                       ---------         ---------         ---------           ----------
Net increase (decrease) in cash and cash equivalents    (11,689)           11,433            (3,649)                2,914

CASH AND CASH EQUIVALENT AT BEGINING OF YEAR             14,603             3,170             6,819                     -
                                                       ---------         ---------         ---------           ----------
CASH AND CASH EQUIVALENT AT END OF YEAR                 $ 2,914          $ 14,603           $ 3,170               $ 2,914
                                                       =========         =========         =========           ==========


                                      F-5
        The accompanying notes are an integral part of these consolidated financial statements

                        SKREEM ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business and merger
Stanford Capital Corporation (Stanford) was incorporated under the laws of the State of Delaware on June 11, 1992. During January 2004, Stanford acquired all of the issued and outstanding shares of common stock of Skreem Entertainment Corporation (Skreem) in exchange for 22,000,000 post reverse split shares of common stock, par value $0.001 per share, to the holders of Skreem's common stock. The transaction is considered a reverse merger and Skreem became a wholly owned subsidiary of Stanford. Stanford and Skreem are collectively referred to as "the Company". On March 16, 2004 the Company filed a Certificate of Amendment with the Delaware Secretary of State changing the Company's name to Skreem Entertainment Corporation and reverse splitting the Company's shares on a one
(1) for five (5) basis. The financial statements herein reflect the effect of the reverse stock split. The proforma effects of the reverse merger are not material to the consolidated financial statements.

Skreem is a development stage company that was incorporated in Nevada on August 19, 1999. Skreem was formed to promote, finance and manage artists and projects in the music industry and is located in the State of Florida.

Basis of presentation and consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has elected to continue the fiscal year of the legal acquirer (registrant). As the transaction is deemed a reverse merger, this gives rise to the three month transition period ended March 31, 2004.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions, including intercompany profits and unrealized profits and losses are eliminated on consolidation.

Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and on deposit at a major financial institution. The Company considers highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Advances to Artists
The Company advances monies to artists upon the artist signing the "Exclusive Recording Artist Agreement." An advance paid to an artist shall be reported as an asset if the past performance and current popularity of the artist to whom the advance is made provide a sound basis for estimating that the amount of the advance will be recoverable from future royalties to be earned by the artist. Any portion of advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist shall be charged to expense during the period in which the loss becomes evident.

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued

Property and equipment
Property and equipment are stated at cost. Provisions for depreciation are computed using the double-declining method based on the estimated useful lives of the assets, generally five to seven years. Expenditures that increase the value or extend the life of the asset are capitalized, while cost of maintenance and repairs are expensed as incurred. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company examines the possibility of decrease in value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Record masters
A record master borne by the Company is reported as a cost of production when the past performance and current popularity of the artist does not provide a sound basis for estimating that the cost will be recovered from future sales.

Operating expenses
Operating expenses include music production costs, artist compensation costs, and other operating expenses. The Company enters into production, promotion and related consulting agreements in the ordinary course of business.

Use of estimates
The preparation of financial statements in conformity with general accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes
From inception of the Company through August 31, 2003, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, corporate income or loss passes through to the shareholder and therefore, no provision for federal or state income taxes is recorded by the Company. On August 31, 2003, the Company converted certain debt and accrued interest owed to affiliates to equity. The affiliates were a corporation and a partnership which made the Company ineligible to be taxed under subchapter S of the Internal Revenue Code. Subsequent to August 31, 2003, the Company accounts for income tax using Statements of Financial Accounting (SFAS) No. 109 "Accounting for Income Taxes."

Recent accounting pronouncements
In January 2003, and as revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No.46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued

statements only if it controlled the entity through voting interest. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 for provisions effective during 2003 and 2004 did not have a material impact on the Company's financial position, cash flows or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group, In Particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $205,994, $736,364, and $384,590 for the three months ended March 31, 2004, and years ended December 31, 2003, and 2002 respectively. The Company had an accumulated deficit of $2,136,664 at March 31, 2004. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from an affiliate in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue receiving investment capital from an affiliate to complete promotion of the Company's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

2.     PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at March 31, 2004:

      Furniture                        $18,161
      Music equipment                   17,164
                                        --------
                                         35,325
     Less: accumulated depreciation     (28,430)
                                       $  6,895
                                        ========


Depreciation expense was $1,273, $6,220, and $5,359 for the three months ended March 31, 2004 and for the years ended December 31, 2003 and 2002, respectively.


3.     DEPOSITS

At March 31, 2004, the Company had deposits of $15,366 for the rental of a vehicle and $4,554 for the rental of housing for the Artists and Manager of "3rd Wish" .


4.     INCOME TAXES

From inception of the Company through August 31, 2003, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, corporate income or loss passes through to the shareholder and therefore, no provision for federal or state income taxes is recorded by the Company. On August 31, 2003, the Company converted certain debt and accrued interest owed to affiliates to equity. The affiliates were a corporation and a partnership which made the Company ineligible to be taxed under subchapter S of the Internal Revenue Code. Subsequent to August 31, 2003, the Company accounts for income tax using Statements of Financial Accounting (SFAS) No. 109 "Accounting for Income Taxes."

The following table sets forth a reconciliation of federal income tax for the three months ended March 31, 2004:



        Loss before income taxes        $ (205,994)
                                         ==========
        Income tax benefit computed
        at statutory rates                 (70,038)
        Valuation allowance                 69,322
        Permanent differences, nondeductible
        expenses                               716
                                         ----------
        Tax benefit                     $        -
                                         ==========

As of March 31, 2004, the Company has net operating loss carryforwards of approximately $448,623. The carryforwards begin to expire in the year 2023. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code. The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.

Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero. In order to comply with generally accepted accounting principles, management has decided to establish the valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized. Significant components of the Company's deferred tax asset at March 31, 2004 are as follows:

Deferred tax assets                                  2003
                                                   -------
Net operating loss carry forwards               $ (152,531)
Less: valuation allowance                          152,531
                                                 -----------
Net deferred tax assets                         $         -
                                                 ===========

5.     NOTES PAYABLE TO AFFILIATES

Notes payable to affiliates consist of the following at March 31, 2004:


         Notes payable upon demand to Martin Consultants, Inc.,
             secured by the assets of the
             Company, interest at 8% per annum                       $ 486,000

         Note payable upon demand to JT Investments, Ltd.,
             unsecured, interest at 8% per annum                         39,592
                                                                      ---------

                                                                     $  525,592
                                                                      =========

The Company's Board of Directors held a meeting on August 30, 2003 and unanimously approved a proposal received from Martin Consultants, Inc. and JT Investments, Ltd., affiliates of the Company, to convert the debt and accrued interest owed by the Company to equity. Martin Consultants, Inc. and JT Investments, Ltd. are 100% and 50%, respectively owned by a major shareholder of the Company. The notes payable and related accrued interest of $1,373,600 and $208,383, respectively were reclassified to equity on August 31, 2003 and Martin Consultants, Inc. was issued 43,000 shares (pre-merger) of common stock.

6.     RELATED PARTY TRANSACTIONS

     Accounts payable due to an affiliate consisted of $9,254 for health insurance as of March 31, 2004. Additionally, notes payable due to affiliates as of March 31, 2004 are presented at Note 5.

The Company promotes an artist who is the son of the Company's major shareholder. Total advances to the son are approximately $141,000 as of March 31, 2004.


7.     OPERATING LEASES

The Company leases a vehicle and housing for the Artists and Manager of "3rd Wish" in Germany. Total rent expense was $13,205 and $42,637 for the three months ended March 31, 2004 and for the year ended December 31, 2003 respectively. There was no rent expense for the year ended December 31, 2002.

Future minimum noncancelable lease payments to be made in each of the years indicated at March 31, 2004 are as follows:

                  2005                  $53,708
                  2006                   12,739
                                        ---------
                                        $66,447
                                        =========
8.     NU-SOL AGREEMENT AND IMPAIRMENT

During May 2000, the Company entered into a financing agreement with Nu-Sol Productions, Inc. (N U-SOL). The purpose of the agreement shall be for NU-SOL to produce, manufacture, market, and commercially exploit the first LP by Precious Francis "Precious" entitled "Big Girls Don't Cry" and singles derived therefrom (the Property) and the Company funding the costs and expenses of $130,000 with respect to the production, manufacturing, marketing, and exploitation of the Property. All net revenues shall be distributed first to the Company until the Company recoups 100% of the $130,000 advanced plus an additional $39,000, and thereafter 30% of all net revenues derived. The Company had originally recorded the advance to NU-SOL as a loan receivable and during 2001, the Company deemed the amount advanced uncollectible and recorded an impairment charge.


9.     COMMITMENTS

On July 26, 2002, the Company entered into a Music Publishing Agreement, a Personal Management Agreement and an Exclusive Artist Recording Agreement with the Artists of "3rd Wish."

Additionally, on July 14, 2003, the Company entered into an Exclusive Artist Recording Agreement with Precious Dawn Francis.

10.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

No cash was paid during the three months ended March 31, 2004 and for the years ended December 31, 2003 and 2002 for interest or income taxes.

Non-cash financing transactions:

       A reclassification of notes payable and accrued interest to equity of $1,581,983 was approved by the Board of Directors during 2003 and is presented at Note 5.


11.    CONCENTRATIONS OF RISK

The Company is economically dependent on an affiliate owned by the Company's major shareholder.

The Company is dependent on the success of the Artists. The talent would be difficult to replace.


12.    COMPARATIVE FINANCIAL INFORMATION

The comparative statements of operations for the three months ended March 31, 2004 and 2003 are as follows:

                                           Three Months ended March
                                           2004                2003

Revenues                                $      -            $  200
Expenses
Operating expenses                      (149,470)           (83,653)
General and administrative expenses      (26,186)            (4,304)
Salaries and benefits                    (20,885)           (27,882)

Loss from operations                    (196,541)          (115,639)

Interest expense                          (9,453)           (22,746)

Net Loss                               $(205,994)         $(138,385)
                                       ==========        ==========

Basic and Diluted Loss
per share                                $ (0.01)          $ (0.02)
                                        ========          ========

Basic and Diluted Weighted Average
shares outstanding                    24,723,180         7,000,000 (1)
                                      ===========        =========

(1) Number of shares outstanding to reflect reverse merger and for comparison purposes only.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


13.    CAPITAL STOCK

The authorized capital stock of the Company consists of Preferred Stock (1,000,000 shares) and Common Stock (50,000,000 shares) with a par value of $0.001 each. The Board of Directors is authorized, subject to limitations prescribed by law, to provide for the issuance of the authorized shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware to establish from time to time the number of shares to be included in each such series and the qualifications, limitations or restrictions thereof. At March 31, 2004, there were no preferred shares issued and outstanding, and there were 26,006,925 common shares issued and outstanding.


14.    SUBSEQUENT EVENTS

Private  Placement  Memorandum

The Company has offered a Private Placement Memorandum ("PPM") which offers for sale a maximum of 3,000,000 and a minimum of 1,000,000 shares of its common stock, $.001 par value at $.50 per share ("the Offering"). The shares are offered on a "best efforts" basis. The Offering will be made in reliance upon an exemption from registration under the federal securities laws provided by Regulation D as promulgated by the United States Securities and Exchange Commission ("SEC"). The Offering will terminate upon the earlier of (i) the sale of the 3,000,000 shares or (ii) May 31, 2004 unless extended by the Company for sixty days. The Company has issued 553,656 shares with proceeds of $276,828 through July 21,2004.

Distribution and Service Agreement

During May 2004, the Company entered into a 5.5 year Distribution and Service Agreement with Cheyenne Records GmbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings. In addition, Cheyenne will perform certain services in accordance with the agreement.

Music Video Production Agreement

During May 2004, the Company entered into a Music Video Production Agreement with 1171 Production Group (Production Company). Production Company will produce a music video embodying the performance by "3rd Wish". In consideration for services rendered by Production Company, the Company agrees to pay $100,000 upon the terms and conditions set forth in the agreement. In connection with the music video, the Company has agreed to pay $40,000 to a third party for the performance of "Baby Bash" in the music video.

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

None

                                    PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

     The following table sets forth as of June 30, 2004, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

     Name               Age         Title             Director or Officer Since
    ------             -----       -------            -------------------------
Charles Camorata        50      President, Chief Executive
                                Officer and Director            01-31-04
Tony Harrison           41      Vice President and Director     01-31-04
Karen Pollino           53      Secretary / Treasurer
                                and Director                    01-31-04

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

     Tony Harrison. Mr. Harrison joined Skreem Entertainment Corporation in August 2003 and was appointed Vice President and director of the Company on January 31, 2004. Since 1996 he has operated a recording studio just outside Cologne Germany and produces records in Europe under the "Captain Hollywood" label.

     Karen Pollino. Ms. Pollino joined Skreem Entertainment Corporation in August 1999 and was appointed Secretary/Treasurer and director of the Company January 31, 2004. From 1997 to 1999, Ms. Pollino was employed by Martin Consultants, Inc. as Secretary/Treasurer. From 1990 to 1997 she was employed by Sorex Medical of Salt Lake City where she had oversight responsibility of purchasing and customer service.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 31, 2004 the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially , more than 5% of the 26,006,925 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of          Name of                   Amount and Nature         Percentage
Class          Beneficial Owner         of Beneficial Ownership (1)    of Class
---------     ------------------        ----------------------------  ----------


OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common          Charles Camorata        200,000                          0.8%

Common          Tony Harrison           200,000                          0.8%

Common          Karen Pollino           100,000                          0.4%

Common          Jeffrey Martin (1)      21,350,000                      82.1%

Common          Kevin Monson            3,505,925                       13.5%

                All officers and
                Directors as a Group
                (3) persons             500,000                          1.9%

(1) Includes shares
owned by Martin Consultants, Inc.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes payable to affiliates consist of the following at March 31, 2004:


         Notes payable upon demand to Martin Consultants, Inc.,
             secured by the assets of the
             Company, interest at 8% per annum                       $ 486,000

         Note payable upon demand to JT Investments, Ltd.,
             unsecured, interest at 8% per annum                         39,592
                                                                      ---------

                                                                     $  525,592


The Company's Board of Directors held a meeting on August 30, 2003 and unanimously approved a proposal received from Martin Consultants, Inc. and JT Investments, Ltd., affiliates of the Company, to convert the debt and accrued interest owed by the Company to equity. Martin Consultants, Inc. and JT Investments, Ltd. are 100% and 50%, respectively owned by a major shareholder of the Company. The notes payable and related accrued interest of $1,373,600 and $208,383, respectively were reclassified to equity on August 31, 2003 and Martin Consultants, Inc. was issued 43,000 shares (pre-merger) of common stock.

Accounts payable due to an affiliate consisted of $9,254 for health insurance as of March 31, 2004. Additionally, notes payable due to affiliates as of March 31, 2004 are presented at Note 5.

The Company promotes an artist who is the son of the Company's major shareholder. Total advances to the son are approximately $141,000 as of March 31, 2004.


TRANSACTIONS WITH PROMOTERS

     There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     None

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                                          2004           2003
Audit Fees (1)                          $17,792       $ 5,562

Audit Related Fees(2)                    36,668             -

Tax Fees                                      -             -

All Other Fees                          ----------  ---------

Total                                  $ 54,460      $  5,562
                                        ==========  =========

(1) Audit fees consist of fees billed for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements.

(2)  Audit  related  fees  consist  of fees  billed  for  the  audit  of  Skreem
     Entertainment Corporation's prior years financial statements since inception and related business acquisition and review of proforma information on Form 8-K and accounting research.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  SKREEM ENTERTAINMENT CORPORATION



Date: August 12, 2004              By /s/ Charles Camorata
                                    ----------------------------------
                                  Charles Camorata, Principal Executive Officer

Date: August 12, 2004              By /s/ Karen Pollino
                                  ----------------------------------
                                  Karen Pollino, Chief Financial Officer

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


       Name                           Title                          Date
      -------                        --------                      --------

/s/ Charles Camorata
 Charles Camorata               Principal Executive Officer     June 2, 2004

/s/ Karen Pollino
 Karen Pollino                  Chief Financial Officer         June 2, 2004

/s/ Tony Harrison
 Tony Harrison                  Vice President & Director       June 2, 2004

                                 CERTIFICATIONS

I, Charles Camorata, certify that:

1. I have reviewed this annual report on Form 10-KSB of Skreem Entertainment Corporation;

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





Dated: August 12, 2004

By: /s/ Charles Camorata
------------------------
Charles Camorata
Chief Executive Officer

I, Karen Pollino , certify that:


1. I have reviewed this annual report on Form 10-KSB of Skreem Entertainment Corporation;

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

Dated: August 12, 2004

By: /s/ Karen Pollino
-----------------------
Karen Pollino
Chief Financial Officer

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
               TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002



--------------------------------------------------------------------------------

I, Charles Camorata, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Skreem Entertainment Corporation; on Form 10-KSB for the fiscal year ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation.



By: /s/ Charles Camorata
----------------------------

Name: Charles Camorata

Title: Chief Executive Officer

August 12, 2004

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
               TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Karen Polino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Skreem Entertainment Corporation; on Form 10-KSB for the fiscal year ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation.



By: /s/ Karen Pollino
------------------------------
Name: Karen Pollino

Title: Chief Financial Officer

August 12,  2004