Form 10QSB
period 2004-06-30
SKREEM ENTERTAINMENT CORP
filed 2004-09-16
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-22236

                        SKREEM ENTERTAINMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Delaware                                        33-0565710
----------------------------------             ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


                 11637 Orpington Street, Orlando, Florida 32817
                    (Address of principal executive offices)

                                 (407) 207-0400
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

    Class                    Shares Outstanding                  Date
Common, $.001 par value        26,540,581                  September 1, 2004

                        SKREEM ENTERTAINMENT CORPORATION
                                      INDEX


                                                                                                         Page
                                                                                                        Number
PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Consolidated Balance Sheets - June 30, 2004 (unaudited) and
                  March 31, 2004    ..................................................................    3

                  Consolidated Statements of Operations (unaudited) - For the three months ended June 30, 2004 and 2003 and for the period from
                  inception (August 19, 1999) to June 30, 2004........................................    4

                  Consolidated Statements of Cash Flows (unaudited)  - For the three months ended
                  June 30, 2004 and 2003 and for the period from inception (August 19, 1999)
                  to June 30, 2004  .................................................................     5

                  Notes to Consolidated Financial Statements (unaudited).............................     6

         Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.......................................................................    8

         Item 3.  Controls and Procedures.............................................................    9

PART II - OTHER INFORMATION...........................................................................    9
         Item 1.  Legal Proceedings...................................................................    9
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........................    9
         Item 3.  Defaults Upon Senior Securities.....................................................    9
         Item 4.  Submission of Matters to a Vote of Security Holders.................................    9
         Item 5.  Other Information...................................................................    9

         Item 6. Exhibits and Reports on Form 8-K....................................................    10


SIGNATURES............................................................................................   10

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Balance Sheets


ASSETS

                                                 June 30, 2004    March 31, 2004
                                                 -------------    --------------
                                                  (Unaudited)

Current Assets
Cash and cash equivalents                         $ 63,061              $2,914
                                                    ------              ------

Total Current Assets                               63,061               2,914

Property and Equipment, net                          5,623               6,895


Deposits                                            19,920              19,921
                                                    ------              ------

Total assets                                      $ 88,604             $29,730
                                                   =======             =======

LIABILITIES AND SHAREHOLDERS ' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities         $ 36,908              $43,141
Accrued interest payable to affiliates             26,647               15,658
Notes payable - other                             100,000
Notes payable - shareholders                       75,000
Notes payable -affiliates                         480,592              525,592
                                                  -------              -------
Total Current Liabilities                         719,147              584,391

Shareholders' Deficit Preferred stock,
par value $0.001, 1,000,000 shares
authorized, no shares issued and outstanding
Common stock, par value $0.001,
50,000,000 shares authorized, 26,540,581
shares issued and outstanding                      26,541               26,007
Additional Paid In Capital                      1,822,290            1,555,996
Accumulated deficit                            (2,479,374)          (2,136,664)
                                              -----------           ----------

Total Shareholders' Deficit                      (630,543)            (554,661)
                                                ---------


Total liabilities & shareholders
Deficit                                          $ 88,604             $ 29,730
                                                 ========            =========


                These accompanying notes are an integral part of
                          these financial statements.

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                August 19, 1999
                                3 Months Ended 3 Months Ended (Inception) to June 30, 2004 June 30, 2003 June 30, 2004
                                -------------    -------------    -------------


Revenues                         $       -        $    176         $    2,926

Expenses
Operating expenses                 238,172          69,887          1,338,102
General and administrative          78,761          11,247            336,722
Salaries and benefits               14,789          20,622            437,498
Impairment of loan receivable            -               -            130,000
                                     ------          -----            -------
Total expenses                     331,722         101,756          2,242,322
                                    -------        -------          ---------
Loss from Operations              (331,722)       (101,580)        (2,239,396)
Other Income (Expenses)
Interest expense                   (10,989)        (24,944)          (239,978)
                                   --------        -------          ---------
Net Loss                        $ (342,711)     $ (126,524)       $(2,479,374)
                                   ========       ========         ==========
Weighted Average Shares
Outstanding                     26,244,100       7,000,000 (1)
                                 ==========      =========
Basic and diluted
Loss Per Share                     $ (0.01)        $ (0.02)
                                 ==========      =========


(1) Weighted average shares outstanding for three months ended June 30, 2003 reflects equivalent shares issued for reverse merger transaction and is for comparative purposes only.


                These accompanying notes are an integral part of
                          these financial statements.

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)


                                                                 August 19, 1999
                            3 Months Ended     3 Months Ended     (Inception) to
                             June 30, 2004      June 30, 2003      June 30, 2004
                             -------------      -------------     --------------


Cash Flows from Operating
Activities

Net Loss                     $ (342,711)         $ (126,524)       $(2,479,374)
Adjustments to Reconcile
Net Loss to Net Cash
Used in Operating Activities:
Depreciation and amortization     1,271                 899            33,687
Impairment of loan receivable         -                   -           130,000
(Increase) Decrease in Operating
Assets:
Other assets                          -                   -           (19,920)
Increase (Decrease) in Operating
Liabilities
Accounts payable                 (6,231)                  -            36,908
Accrued interest payable         10,989              24,944           235,032
                                --------            -------          --------
Net Cash Used in Operating
Activities                     (336,682)           (100,681)       (2,063,667)
                                --------            --------        ----------
Cash Flows from Investing
Activities
Payments for purchase of equipment    -                (701)          (39,311)
Loan receivable                       -                   -          (130,000)
                                --------            --------       -----------
Net Cash Used in Investing
Activities                            -                (701)         (169,311)
                                --------            --------       ------------
Cash Flows from Financing Activities
Proceeds from issuance of stock  266,828                  -           266,848
Proceeds from notes payable      195,000            108,000         2,144,191
Principal payments on notes
payable to affiliates            (65,000)                 -          (115,000)
                                --------            --------       ------------
Net Cash Provided by Financing
Activites                        396,828             108,000        2,296,039
                                 -------             -------       ------------
Net increase in cash
and cash equivalents              60,146               6,618           63,061
Cash and cash equivalents at
beginning of period                2,915               1,936                -
                                 --------            --------      ------------
Cash and cash equivalents at
end of period                   $ 63,061             $ 8,554         $ 63,061
                                 ========            ========      ============


                These accompanying notes are an integral part of
                          these financial statements.

Skreem Entertainment Corporation
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
From August 19, 1999 (Date of Inception) to June 30, 2004

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Skreem Entertainment Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes, which are included as part of consolidated financial statements as of March 31, 2004 included in the Company's Form 10KSB.

Note 2 -NOTES PAYABLE -SHAREHOLDER AND OTHER

On May 24, 2004 Jeffrey D. Martin, a major stockholder, loaned the Company $75,000. The note is payable on demand and bears interest at the rate of 8% per annum. Accrued interest at June 30, 2004 was $493.

On May 26, 2004 the Company borrowed $100,000 from Sugarcreek Capital, LLC. The terms of the note call for repayment of $104,000 on or before July 30, 2004. As security for the loan, Jeffrey D. Martin, a major stockholder, put up his 1/3 interest in Osceola Partners. (See Note 7)

Note 3 -GOING CONCERN

The accompanying financial statement has been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $342,711 at June 30, 2004. The Company had an accumulated deficit of $2,479,374 at June 30, 2004. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from an affiliate in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue receiving investment capital from an affiliate to complete promotion of the Company's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

Skreem Entertainment Corporation
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements



Note 4 -PRIVATE PLACEMENT MEMORANDUM

The Company has offered a Private Placement Memorandum ("PPM") which offers for sale a maximum of 3,000,000 and a minimum of 1,000,000 shares of its common stock, $.001 par value at $.50 per share ("the Offering"). The shares are offered on a "best efforts" basis. The Offering will be made in reliance upon an exemption from registration under the federal securities laws provided by Regulation D as promulgated by the United States Securities and Exchange Commission ("SEC" ). The Offering will terminate upon the earlier of (i) the sale of the 3,000,000 shares or (ii) May 31, 2004 unless extended by the Company for sixty days. The Company has issued 533,656 shares with proceeds of $266,828 during the three months ended June 30, 2004.

Note 5 - DISTRIBUTION AND SERVICE AGREEMENT

During May 2004, the company entered into a 5.5 year Distribution and Service Agreement with Cheyenne Records GmbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings. In addition, Cheyenne will perform certain services in accordance with the agreement.

Note 6 -MUSIC VIDEO PRODUCTION AGREEMENT

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

Note 7 - SUBSEQUENT EVENTS

On August 19, 2004 the note payable to Sugarcreek Capital, LLC described in Note 2 was transferred to Jeffrey D. Martin,a major stockholder, in exchange for his 1/3 interest in Osceola Partners.

Item 2. Management's Discussion and Analysis or Plan of Operation

Revenues - The Company had no revenues for the three months ended June 30, 2004. For the three months ended June 30, 2003, the Company had revenues of $176.

Operating expenses - Operating expenses for the three months ended June 30, 2004 were $238,172, an increase of $168,285 or 240.8% from the $69,887 for the corresponding period of the prior year. This increase primarily resulted from production costs related to a CD and Video shoot of approximately $150,000 and an increase in travel expenses incurred by "Third Wish" Artists and Managers of approximately $23,000.

General and Administrative Expenses - General and administrative expenses increased by $67,514 or 600% to $78,761 for the three months ended June 30, 2004 from $11,247 for the corresponding period of the prior year. This increase is primarily attributable to an increase in legal and accounting fees.

Salaries and Benefits - Salaries and benefits decreased by $5,833 or 28.3% to $14,789 for the three months ended June 30, 2004 from $20,622 for the corresponding period of the prior year. This decrease is attributable to having fewer employees during the three months ended June 30, 2004.

Interest Expense - Interest expense decreased by $13,955 or 55.9% to $10,989 for the three months ended June 30, 2004 from $24,944 for the corresponding period of the prior year. This decrease is attributable to having more debt outstanding for the three months ended June 30, 2003.

As a result of the foregoing, the company's net operating loss increased by $216,187 to $342,711 for the three months ended June 30, 2004 from $126,524 for the corresponding period of the prior year.

Liquidity and Capital Resources

As of June 30, 2004, the Company had cash of $63,061 and a deficit in working capital of $656,086. This compares with cash of $2,914 and a deficit in working capital of $581,477 as of March 31,2004.

Cash used in operations increased by $236,001 to $336,682 for the three months ended June 30,2004 from $100,681 for the corresponding period of the prior year. The increase is principally attributable to an increase in the net operating loss of $216,187 and changes in the current accounts of $20,186 which was partially offset by an increase in depreciation and amortization of $372.

There was no cash provided or used by investing activities for the three months ended June 30, 2004. For the three months ended June 30, 2003 the Company used $701 for the purchase of equipment.

For the three months ended June 30, 2004, $396, 828 of cash was provided to the company from financing activities; $266,828 from the sale of shares, and $130,000, net from the issuance of promissory notes. This compares with $108,000 of cash being provided during the three months ended June 30, 2003, all from the issuance of promissory notes.

Historically, the company has generated net operating losses which jeopardized its ability to continue as a going concern. However, "Third Wish" a group under contract to the company released its first recording in Germany during the second quarter of the Company's fiscal year. This recording has risen to number 2 on a chart in Germany which should produce a revenue stream for the Company. "Third Wish" will be releasing a second recording in Germany during September and an album before the end of the year. Assuming the continued success of "Third Wish", the company should generate sufficient funds to execute its business plan for the next twelve months.

ITEM 3.           CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CFO and CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2004, the Company sold 533,656 shares of its common stock for a net of $266,828. All of the proceeds have been used to fund working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

                           None

b) Reports on Form 8-K

1. Form 8-K dated May 3, 2004 reported a change in the Company's certifying accountants from David T. Thomsom PC to Thomas Leger & Co. LLP

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacitites and on the date indicated.


                        SKREEM ENTERTAINMENT CORPORATION


Date: September 7, 2004          By: /s/ Charles Camorata
                                     -----------------------
                                         Charles Camorata
                                         Principal Executive Officer

Date: September 7, 2004           By: /s/Karen Pollino
                                     ------------------------
                                         Karen Pollino
                                         Chief Financial Officer
                                       10

                                 CERTIFICATIONS

I, Charles Camorata, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Skreem Entertainment Corporation Systems, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 7, 2004

By: /s/ Charles Camorata
Charles Camorata
Principal Executive Officer
                                       11

                                 CERTIFICATIONS

I, Karen Pollino, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Skreem Entertainment Corporation Systems, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 7, 2004

By: /s/ Karen Pollino
   --------------------
Karen Pollino
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Charles Camorata, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation


By: /s/ Charles Camorata
----------------------------
Name: Charles Camorata
Title: Principal Executive Officer

September 7, 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Karen Pollino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation


By: /s/ Karen Pollino
----------------------------
Name: Karen Pollino
Title: Chief Financial Officer

September 7, 2004