Form 10QSB
period 2004-09-30
SKREEM ENTERTAINMENT CORP
filed 2004-11-15
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-22236

                        SKREEM ENTERTAINMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                          33-0565710
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


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

                                 Yes |X| No |_|

           Class                Shares Outstanding                 Date
 Common, $.001 par value            26,610,781                 November 5, 2004

                        SKREEM ENTERTAINMENT CORPORATION
                                      INDEX


                                                                                                  Page
                                                                                                 Number

PART I - FINANCIAL INFORMATION

    Item 1.Financial Statements

             Consolidated Balance Sheet - September 30, 2004 (unaudited).......................     3

             Consolidated Statements of Operations (unaudited) - For the six and three months ended September 30, 2004 and 2003 and for the period from
             inception (August 19, 1999) to September 30, 2004.................................     5

             Consolidated Statements of Cash Flows (unaudited)  - For the six months ended
             September 30, 2004 and 2003 and for the period from inception
             (August 19, 1999) to September 30, 2004...........................................     7

             Notes to Consolidated Financial Statements (unaudited)............................     8

     Item 2.Management's Discussion and Analysis of Financial Condition and Results
             of Operations.....................................................................    11

    Item 3.  Controls and Procedures...........................................................    12

PART II - OTHER INFORMATION....................................................................    12
         Item 1.  Legal Proceedings............................................................    12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds............................    13
         Item 3.  Defaults Upon Senior Securities..............................................    13
         Item 4.  Submission of Matters to a Vote of Security Holders..........................    13
         Item 5.  Other Information............................................................    13

          Item 6. Exhibits and Reports on Form 8-K.............................................    13


SIGNATURES.....................................................................................    13

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2004
(Unaudited)

                                                 ASSETS

Current Assets
Cash and cash equivalents                 $ 6,472
Prepaid expenses                            1,515
                                           --------
Total Current Assets                        7,987

Property and Equipment
Machinery and equipment                    28,604
Furniture and fixtures                     18,161
                                          --------
                                           46,765
Less: Accumulated depreciation            (32,260)
                                          --------
Total Property and Equipment               14,505
Other Assets
Deposits                                   19,920
                                          --------
Total Other Assets                         19,920
                                          --------

                                         $ 42,412
                                          ========

   The accompanying notes are an integral part of these financial statements.

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2004
(Unaudited)

LIABILITIES AND SHAREHOLDERS ' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities                            $ 56,244
Accrued interest payable to affiliates                                39,543
Accrued interest payable to others                                     2,718
Notes payable - other                                                247,858
Notes payable - shareholder                                          230,000
Notes payable - affiliates                                           510,592
                                                                   ---------
Total Current Liabilities                                          1,086,955

Shareholders' Deficit
Prefer red stock, par value $0.001, 1,000,000
shares authorized, no shares issued and outstanding
Common stock, par value $0.001, 50,000,000
shares authorized, 26,610,781 shares
 issued and outstanding                                               26,611
Additional Paid In Capital                                         1,857,321
Accumulated deficit                                               (2,928,475)
Total Shareholders' Deficit                                       (1,044,543)
                                                                   ---------
                                                                    $ 42,412
                                                                   =========


   The accompanying notes are an integral part of these financial statements.

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Statements of Operations
For Six Months Ended September 30, 2004 and 2003
And Period from August 19, 1999 (Inception) to September 30, 2004
(Unaudited)


                                     6 Months Ended        6 Months Ended         Inception to
                                   September 30, 2004    September 30, 2003    September 30, 2004
                                   ------------------    ------------------    -------------------

Revenues                              $         -                 $ 176              $ 2,926
Expenses
Operating expenses                        584,161               295,268            1,683,164
General and administrative                153,222                30,456              410,042
Salaries and benefits                      27,488                33,296              452,267
Impairment of loan receivable                   -                     -              130,000
                                          764,871               359,020            2,675,473

Loss from Operations                     (764,871)             (358,844)          (2,672,547)

Other Income / (Expenses)

Interest expense                          (26,940)              (53,796)            (255,928)

Net Loss                                $(791,811)           $ (412,640)        $ (2,928,475)

Weighted Average Shares
Outstanding                            26,421,825             9,549,454 (1)

Income / (Loss) Per Share                 $(0.03)               $ (0.04)


(1) Weighted average shares outstanding for six months ended September 30, 2003 reflects equivalent shares issued for reverse merger transaction and is for comparative purposes only.



   The accompanying notes are an integral part of these financial statements.
                                       5

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Statements of Operations
For Three Months Ended September 30, 2004 and 2003
And Period from August 19, 1999 (Inception) to September 30, 2004
(Unaudited)


                                      3 Months Ended             3 Months Ended                 Inception to
                                    September 30, 2004         September 30, 2003         September 30, 2004
                                   --------------------       --------------------        -------------------


Revenues                                        -                           -                    $ 2,926

Expenses
Operating expenses                        345,989                     225,382                  1,683,164
General and administrative                 74,461                      19,208                    410,042
Salaries and benefits                      12,699                      12,674                    452,267
Impairment of loan receivable                   -                           -                    130,000
                                          --------                   ---------                 ----------
                                          433,149                     257,264                  2,675,473
                                          --------                   ---------                 ----------
Loss from Operations                     (433,149)                   (257,264)                (2,672,547)

Other Income / (Expenses)
Interest expense                          (15,950)                    (28,852)                  (255,928)
                                          --------                   ---------                 ----------
Net Loss                                 (449,099)                 $ (286,116)                (2,928,475)
                                          --------                   ---------                 ----------
Weighted Average Shares
Outstanding                            26,597,618                  12,071,196 (1)
                                       ==========                  ==========
Income / (Loss) Per Share                $ (0.02)                    $ (0.02)
                                          =======                     =======

(1) Weighted average shares outstanding for three months ended September 30, 2003 reflects equivalent shares issued for reverse merger transaction and is for comparative purposes only.




   The accompanying notes are an integral part of these financial statements.

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
For Six Months Ended September 30, 2004 and 2003
And Period from August 19, 1999 (Inception) to September 30, 2004
(Unaudited)

                                                       6 Months Ended          6 Months Ended            Inception to
                                                     September 30, 2004      September 30, 2003        September 30, 2004
                                                     -------------------     -------------------       -------------------


Cash Flows from Operating Activities
Net Loss                                                    $(791,811)        $ (412,640)                $ (2,928,475)

Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation and amortization                                   3,831              1,914                       36,245
Impairment of loan receivable                                                                                 130,000
(Increase) Decrease in Operating Assets:
Prepaid expenses                                               (1,515)           (1,153)                       (1,515)
Other assets                                                                     (4,555)                      (19,920)
Increase (Decrease) in Operating Liabilities
Accounts payable                                               13,105            13,906                        56,244
Accrued interest payable                                       26,602            53,762                       250,648
                                                              --------          --------                     ---------
Total Adjustments                                              42,023            63,874                       451,702
                                                              --------          --------                     ---------
Net Cash Used in Operating Activities                        (749,788)         (348,766)                   (2,476,773)

Cash Flows from Investing Activities
Payments for purchase of equipment                            (11,441)           (1,208)                     (50,752)
Loan receivable                                                     -                 -                     (130,000)
                                                              --------          --------                     ---------
Net Cash Used in Investing Activities                         (11,441)           (1,208)                    (180,752)

Cash Flows from Financing Activities
Proceeds from issuance of stock                               301,928                 -                      301,948
Proceeds from notes payable - other                           250,000                                      1,802,191
Proceeds from notes payable - shareholder                     230,000                                        230,000
Proceeds from notes payable - affiliates                       50,000           397,000                      447,000
Principal payments on notes payable to others                  (2,142)                                        (2,142)
Principal payments on notes payable to affiliates             (65,000)                -                     (115,000)
                                                              --------          --------                     ---------
Net Cash Provided by Financing Activites                      764,786           397,000                    2,663,997
Net increase (decrease) in cash and cash equivalents            3,557            47,026                        6,472
Cash and cash equivalents at beginning of period                2,915             1,936                            -
                                                              --------          --------                     ---------
Cash and cash equivalents at end of period                     $6,472          $ 48,962                      $ 6,472
                                                              ========          ========                     =========



   The accompanying notes are an integral part of these financial statements.

Skreem Entertainment Corporation
Notes to the Unaudited Consolidated Financial Statements
From August 19, 1999 (Date of Inception) to September 30, 2004

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

Note 2 - NOTES PAYABLE SHAREHOLDER AND OTHERS

Since May 24, 2004 Jeffrey D. Martin, a major stockholder has loaned the Company $130,000. The notes are payable on demand and bear interest at the rate of 8% per annum. Accrued interest at September 30, 2004 was $3,093.

On May 26, 2004 the Company borrowed $100,000 from Sugarcreek Capital, LLC. The terms of the note call for repayment of $104,000 on or before July 30, 2004. As security for the loan, Jeffrey D. Martin, a major stockholder, put up his 1/3 interest in Osceola Partners.

On August 19, 2004 the note payable to Sugarcreek Capital, LLC was transferred to Jeffrey D. Martin, a major stockholder, in exchange for his 1/3 interest in Osceola Partners and is payable on demand.

On August 19, 2004 the Company borrowed $200,000 from Sugarcreek Capital, LLC. The Note is payable on December 30, 2004 and bears interest at the rate of 8% per annum. The note has been personally guaranteed by Jeffrey D. Martin, a major shareholder of the Company. Accrued interest as of September 30, 2004 was $2,718

On August 3, 2004 the Company borrowed $50,000 through a line of credit with SunTrust Bank. Interest on the line of credit varies monthly. At September 10, 2004 the corresponding annual percentage rate was 6.25%. Interest paid through September 30, 2004 was $337. No interest has been accrued as of September 30, 2004.

 Note 3 - GOING CONCERN

The accompanying financial statement has been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $791,811 at September 30, 2004. The Company had an accumulated deficit of $2,928,475 at September 30, 2004. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and major shareholder in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue receiving investment capital from an affiliate and obtaining loans to complete promotion of the Company's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

Note 4 - PRIVATE PLACEMENT MEMORANDUM

The Company has offered a Private Placement Memorandum ("PPM") which offers for sale a maximum of 3,000,000 and a minimum of 1,000,000 shares of its common stock, $.001 par value at $.50 per share ("the Offering"). The shares are offered on a "best efforts" basis. The Offering will be made in reliance upon an exemption from registration under the federal securities laws provided by Regulation D as promulgated by the United States Securities and Exchange Commission ("SEC"). The Offering will terminate upon the earlier of (i) the sale of the 3,000,000 shares or (ii) May 31, 2004 unless extended by the Company for one hundred and twenty days. The Company has issued 603,856 shares with proceeds of $301,928 through September 30, 2004.

Note 5 - DISTRIBUTION AND SERVICE AGREEMENT

During May 2004, the company entered into a 5.5 year Distribution and Service Agreement with Cheyenne Records GmbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings in Germany, Switzerland and Austria . In addition, Cheyenne will perform certain services in accordance with the agreement. Cheyenne reported that as of September 30, 2004 130,115 copies of the "3rd Wish" single "Obsession" had been shipped. As of September 30, 2004 and through the date of the 10QSB filing, Cheyenne has not provided the Company with an accounting; therefore, no revenue has been recognized in connection with the copies shipped.

Note 6 - MUSIC VIDEO PRODUCTION AGREEMENTS

During May 2004, the Company entered into a Music Video Production agreement with 1171 Production Group (Production Company). Production Company will produce a music video embodying the performance by "3rd Wish". In consideration for services rendered by Production Company, the Company agrees to pay $100,000 upon the terms and conditions set forth in the agreement. In connection with the music video, the Company has agreed to pay $40,000 to a third party for the performance of "Baby Bash" in the music video. As of September 30, 2004, all contractual obligations have been completed.

On September 14, 2004, the Company entered into a music video production agreement with 1171 Production Group (Production Company). Production Company will produce a music video embodying the performance by "3rd Wish" of the musical composition entitled "Nina". In consideration for services rendered by Production Company. The Company agrees to pay $116,525 upon the terms and conditions set forth in the agreement.

Note 7 - CONTENT LICENSE AGREEMENT

On September 10, 2004, the Company entered into a content license agreement with JAMBA!AG for the distribution of mobile content including ring tones, wallpapers, games, software, etc. for all types of communication devices. The contract is non-exclusive and covers the territories of Germany, Switzerland and Austria. The term of the contract commences on the date of the agreement and terminates upon a three month written notice by either party.

Note 8 - SUBSEQUENT EVENTS

On October 11, 2004, the Company entered into a 15 year licensing agreement with Three 8 Music Limited to promote the single release by "3rd Wish" entitled "Obsession" in the United Kingdom and Erie.

On October 6, 2004, 3,502,925 shares were returned to the treasury and cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the Three Month Period Ended September 30, 2004 and 2003

Revenues - The Company had no revenues for the three months ended September 30, 2004 and for the three months ended September 30, 2003. However, for the period from July 26 to September 30, 2004, the Company shipped 130,115 copies of 3rd Wish's single recorded, Obsession. Because of the practice in the music industry that distributors have the right to return any unsold copies, no sales were recorded until this number becomes fixed. Once this number becomes fixed, the company will record approximately $2.57 per record as revenue.

Operating expenses - Operating expenses for the three months ended September 30, 2004 were $345,989 , an increase of $120,607 or 53.5% from the $225,382 for the corresponding period of the prior year. This increase primarily resulted from increased production expenses related to Video Shoot and Recordings of $82,549, increased travel expenses of $30,929 due to the group being in Germany, advertising expenses of $62,670, and increases in other operating expenses such as advances to artists, training of artists and rent of $2,706, and a corresponding decrease in promotional expenses of $58,247.

General and Administrative Expenses - General and administrative expenses increased by $55,253 or 287.7% to $74,461 for the three months ended September 30, 2004 from $19,208 for the corresponding period of the prior year. This increase is primarily attributable to an increase in legal and accounting fees of $49,035, increased website related expenses of $7,007 and a corresponding decrease in other expenses of $789.

Salaries and Benefits - There were virtually no changes in salaries and benefits for the three months ended September 30, 2004 from the corresponding period of the prior year.

Interest Expense - Interest expense decreased by $12,902 or 44.7% to $15,950 for the three months ended September 30, 2004 from $28,852 for the corresponding period of the prior year. This decrease is attributable to having more debt outstanding for the three months ended September 30, 2003.

For the Six Month Period Ended September 30, 2004

Revenues - The Company had no revenues for the six months ended September 30, 2004. For the six months ended September 30, 2003, the Company had revenues of $176.

Operating expenses - Operating expenses for the six months ended September 30, 2004 were $584,161 , an increase of $288,893 or 97.8% from the $295,268 for the corresponding period of the prior year. This increase primarily resulted from increased production expenses related to Video Shoot and Recordings of $232,282, increased travel expenses of $29,850 due to the group being in Germany, advertising expenses of $62,670, and increases in other operating expenses such as advances to artists, training of artists, and rent of $25,868 , and a corresponding decrease in promotional expenses of $61,777 .

General and Administrative Expenses - General and administrative expenses increased by $122,766 or 403.1% to $153,222 for the six months ended September 30, 2004 from $30,456 for the corresponding period of the prior year. This increase is primarily attributable to an increase in legal and accounting fees of $112,764, increased website related expenses of $11,534, and a corresponding decrease in other expense s of $1,532.

Salaries and Benefits - Salaries and benefits for the six months ended September 30, 2004 were $27,488, a decrease of $5,808 or 17.4% from the $33,296 for the corresponding period of the prior year. This decrease is due to there being fewer employees during the six months ended September 30, 2004.

Interest Expense - Interest expense decreased by $26,856 or 49.9% to $26,940 for the six months ended September 30, 2004 from $53,796 for the corresponding period of the prior year. This decrease is attributable to having more debt outstanding for the six months ended September 30, 2003.

Liquidity and Capital Resources

As of September 30, 2004, the Company had cash of $6,472 and a deficit in working capital of $1,078,968. This compares with cash of $2,914 and a deficit in working capital of $581,477 as of March 31, 2004.

Cash used in operations increased by $401,022 to $749,788 for the six months ended September 30, 2004 from $348,766 for the corresponding period of the prior year. The increase is principally attributable to an increase in the net operating loss of $379,171 and changes in the current accounts of $23,768 which was partially offset by an increase in depreciation and amortization of $1,917.

For the six months ended September 30, 2004 the Company used $11,441 for the purchase of equipment. For the six months ended September 30, 2003 the Company used $1,208 for the purchase of equipment.

For the six months ended September 30, 2004, $831,928 of cash was provided to the Company from financing activities; $301,928 from the sale of shares, and $530,000 from the issuance of promissory notes. This compares with $397,000 of cash being provided during the six months ended September 30, 2003, all from issuance of promissory notes.

For the six months ended September 30, 2004, the Company used $65,000 of cash from financing activities to repay principal on notes payable to affiliates and $2,142 to repay principal on notes payable to others. There was no cash used in financing activities for the corresponding period of the prior year.

Historically, the company has generated net operating losses, which jeopardized its ability to continue a growing concern. However, in July 2004 "3rd Wish", a group under contract to the Company released its first recording in Germany, Austria and Switzerland, which should produce a revenue stream for the company. The records initial shipment was 10,000 units. Due to the popularity of the group and the record, over 120,000 reorders have been shipped bringing the total units shipped to over 130,000. The September release of the group's second record was rescheduled for November because sales of the first record were stronger than expected in September and it was counter productive to release another product at that time. Also, licenses are currently being negotiated for the release rights in four other countries. Due to accounting practices common in the recording industry, the accounting for revenues is received only two times per year. One report is typically delivered 90 days after June 30th and the other report is typically delivered 90 days after December 31st each year. Revenues from the sales of the first release, part of the second release, the album release, and the licenses secured for them should be reported as part of the December 31st accounting.


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended September 30, 2004, the Company sold 603,856 shares of its common stock for a net of $301,928. All of the proceeds have been used to fund working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

                           None

b)       Reports on Form 8-K

                           None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                        SKREEM ENTERTAINMENT CORPORATION


Date: November 15, 2004                  By: /s/ Charles Camorata
                                            ----------------------------
                                             Charles Camorata
                                             Principal Executive Officer

Date: November 15, 2004                  By: /s/ Karen Pollino
                                            ----------------------------
                                             Karen Pollino
                                             Chief Financial Officer

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

Dated: November 15, 2004

By: /s/ Charles Camorata
----------------------------
Charles Camorata
Principal Executive Officer

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

Dated: November 15, 2004

By: /s/ Karen Pollino
----------------------------
Karen Pollino
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Charles Camorata, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation


By: /s/ Charles Camorata
----------------------------
Name: Charles Camorata
Title: Principal Executive Officer

November 15, 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Karen Pollino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation


By: /s/ Karen Pollino
----------------------------
Name: Karen Pollino
Title: Chief Financial Officer

November 15, 2004