Form 10QSB
period 2004-12-31
SKREEM ENTERTAINMENT CORP
filed 2005-02-14
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

                                 Yes |X| No |_|

           Class                Shares Outstanding                 Date
 Common, $.001 par value            23,107,856                 January 31, 2005

                        SKREEM ENTERTAINMENT CORPORATION
                                      INDEX


                                                                                                  Page
                                                                                                 Number




PART I - FINANCIAL INFORMATION



         Item 1. Financial Statements

                  Consolidated Condensed Balance Sheet - December 31, 2004 (unaudited).............     3

                  Consolidated Condensed Statements of Operations (unaudited) - For the nine and three months ended December 31, 2004 and 2003 and for the period from
                  inception (August 19, 1999) to December 31, 2004.................................     4

                  Consolidated Condensed Statements of Cash Flows (unaudited) - For the nine months ended December 31, 2004 and 2003 and for the period from inception
                  (August 19, 1999) to December 31, 2004...........................................     6

                  Notes to Consolidated Condensed Financial Statements (unaudited).................     7


         Item 2. Management's Discussion and Analysis or Plan of
         Operation.................................................................................    10


         Item 3. Controls and Procedures...........................................................    11



PART II - OTHER INFORMATION........................................................................    12


         Item 1. Legal Proceedings.................................................................    12

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......................    12

         Item 3. Defaults Upon Senior Securities...................................................    12

         Item 4. Submission of Matters to a Vote of Security Holders...............................    12

         Item 5. Other Information.................................................................    12

         Item 6. Exhibits..........................................................................    12


SIGNATURES.........................................................................................    13

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Condensed Balance Sheet
December 31, 2004
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents                                            $ 24,962
                                                                     --------
Total Current Assets                                                   24,962

Property and Equipment, net                                             9,001
Deposits                                                               19,921
                                                                     --------
Total Assets                                                         $ 53,884
                                                                     ========


LIABILITIES AND SHAREHOLDERS ' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities                             165,623
Deferred revenue                                                      31,094
Accrued interest payable - shareholder and affiliates                 57,477
Notes payable - others                                               261,887
Notes payable - shareholder and affiliates                           994,593
                                                                   ---------
Total Current Liabilities                                          1,510,674

Shareholders' Deficit
Prefer red stock, par value $0.001, 1,000,000
shares authorized, no shares issued and outstanding                        -
Common stock, par value $0.001, 50,000,000
shares authorized, 23,107,856 shares
issued and outstanding                                                23,108
Additional Paid In Capital                                         1,860,824
Deficit accumulated in the development stage                      (3,340,722)
                                                                 -----------

Total Shareholders' Deficit                                       (1,456,790)
                                                                 -----------

Total Liabilities and Deficit                                       $ 53,884
                                                                 ===========


    The accompanying notes are an integral part of these condensed financial statements.

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Condensed Statements of Operations
For Nine Months Ended December 31, 2004 and 2003
And Period from August 19, 1999 (Inception) to December 31, 2004
(Unaudited)



                                     9 Months Ended        9 Months Ended         Inception to
                                   December 31, 2004     December 31, 2003     December 31, 2004
                                   ------------------    ------------------    ------------------


Revenues                            $    13,961                $  176            $  16,886

Expenses
Operating expenses                      942,706               439,275            2,042,635
General and administrative              169,220                55,012              427,182
Salaries and benefits                    54,811                64,000              477,520
Impairment of loan receivable                 -                     -              130,000
                                      ----------              --------            ---------
Total expense                         1,166,737               558,287            3,077,337
                                      ----------              --------            ---------
Loss from Operations                 (1,152,776)             (558,111)          (3,060,451)

Other Income / (Expenses)
Interest expense                        (51,282)              (48,383)            (280,271)
                                      ---------              --------            ---------
Net Loss                            $(1,204,058)            $(606,494)         $(3,340,722)
                                     ==========            ==========            ==========

Weighted Average Shares
Outstanding                          25,371,995            13,654,545 (1)
                                     ==========            ==========
Loss Per Share - basic and diluted     $  (0.05)             $  (0.04)
                                     ==========            ==========

(1) Weighted average shares outstanding for nine months ended December 31, 2003 reflects equivalent shares issued for reverse merger transaction and is for comparative purposes only.



 The accompanying notes are an integral part of these condensed financial statements.

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Condensed Statements of Operations
For Three Months Ended December 31, 2004 and 2003
(Unaudited)


                                      3 Months Ended          3 Months Ended
                                    December 31, 2004       December 31, 2003
                                   --------------------    --------------------



Revenues                               $   13,961                 $      -

Expenses
Operating expenses                        348,217                  135,492
General and administrative                 35,996                   32,891
Salaries and benefits                      18,075                   20,203
                                          --------                ---------
Total expense                             402,288                  188,586
                                          --------                ---------
Loss from Operations                     (388,327)                (188,586)

Other Income / (Expenses)
Interest expense                          (24,342)                  (5,413)
                                          --------                ---------
Net Loss                                $(412,669)               $(193,999)
                                          ========                =========

Weighted Average Shares
Outstanding                            23,298,232               22,000,000 (1)
                                       ==========               ==========
Loss Per Share - basic and diluted       $  (0.02)                $  (0.01)
                                       ==========               ==========

(1) Weighted average shares outstanding for three months ended December 31, 2003 reflects equivalent shares issued for reverse merger transaction and is for comparative purposes only.




    The accompanying notes are an integral part of these condensed financial statements.

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows
For Nine Months Ended December 31, 2004 and 2003
And Period from August 19, 1999 (Inception) to December 31, 2004
(Unaudited)


                                                       9 Months Ended      9 Months Ended         Inception to
                                                     December 31, 2004    December 31, 2003     December 31, 2004
                                                     ----------------     ----------------      -----------------



Cash Flows from Operating Activities
Net Loss                                                $  (1,204,058)        $  (606,494)        $  (3,340,722)

Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation                                                    9,334               4,665                41,749
Impairment of loan receivable                                       -                   -               130,000
Accrued interest payable converted to equity                        -                   -               208,405
(Increase) Decrease in Operating assets and liabilities:
Prepaid expenses                                                    -              (4,408)                   -
Deposits                                                            -             (19,921)              (19,921)
Accounts payable                                              122,482              11,306               165,624
Deferred revenue                                               31,094                   -                31,094
Accrued interest payable                                       41,820              56,865                57,477
                                                             --------            --------             ---------
Total Adjustments                                             204,730              48,507               614,428
                                                             --------            --------             ---------
Net Cash Used in Operating Activities                        (999,328)           (557,987)           (2,726,294)

Cash Flows from Investing Activities
Payments for purchase of equipment                            (11,440)             (1,347)              (50,751)
Loan receivable                                                     -                   -              (130,000)
                                                             --------            --------             ---------
Net Cash Used in Investing Activities                         (11,440)             (1,347)             (180,751)

Cash Flows from Financing Activities
Proceeds from issuance of stock                               301,929                   -               301,929
Proceeds from notes payable - other                           265,000                   -               265,000
Proceeds from notes payable - shareholder                     459,000                   -               459,000
Proceeds from notes payable - affiliates                       75,000             572,000             2,024,191
Principal payments on notes payable to others                  (3,113)                  -                (3,113)
Principal payments on notes payable to affiliates             (65,000)                  -              (115,000)
                                                             --------            --------              --------
Net Cash Provided by Financing Activities                   1,032,816             572,000             2,932,007

Net increase in cash and cash equivalents                      22,048              12,666                24,962

Cash and cash equivalents at beginning of period                2,914               1,936                     -
                                                             --------            --------             ---------
Cash and cash equivalents at end of period                  $  24,962           $  14,602             $  24,962
                                                             ========            ========             =========



   The accompanying notes are an integral part of these condensed financial statements.

Skreem Entertainment Corporation
Notes to the Unaudited Consolidated Condensed Financial Statements From August 19, 1999 (Date of Inception) to December 31, 2004

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Skreem Entertainment Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes, which are included as part of consolidated financial statements as of March 31, 2004 included in the Company's Form 10KSB.

Note 2 - NOTES PAYABLE - SHAREHOLDER, AFFILIATES AND OTHERS

Since May 24, 2004 Jeffrey D. Martin, a major stockholder has loaned the Company $359,000. The notes are payable on demand and bear interest at the rate of 8% per annum. Accrued interest at December 31, 2004 was $6,467.

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

On August 19, 2004 the Company borrowed $200,000 from Sugarcreek Capital, LLC. The Note is payable on December 30, 2004 and bears interest at the rate of 8% per annum. The note has been personally guaranteed by Jeffrey D. Martin, a major shareholder of the Company. Accrued interest as of December 31, 2004 was $5,742

On August 3, 2004 the Company borrowed $50,000 through a line of credit with an individual. Interest on the line of credit varies monthly. The amount is payable on demand and the interest rate was approximately 6.5% at December 31, 2004. The line of credit has been personally guaranteed by Jeffrey D. Martin, a major shareholder of the Company.

On October 4, 2004, the Company borrowed $15,000 from Market Management, Inc. The note is unsecured, payable on demand, and bears interest at the rate of 6% per annum.

Since April 6, 2004, the Company has borrowed an additional $50,000 from Martin Consultants, Inc. and on November 18, 2004, the Company borrowed $25,000 (unsecured) from Jeffrey Martin Real Estate Co. The notes bear interest at the rate of 8% per annum. Martin Consultants, Inc. and Jeffrey Martin Real Estate Co. are owned by Jeffrey D. Martin, a major shareholder of the Company.

Note 3 - GOING CONCERN

The accompanying financial statement has been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $1,204,058, at December 31, 2004. The Company had an accumulated deficit of $3,340,722 at December 31, 2004. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and major shareholder in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue receiving investment capital from an affiliate and obtaining loans to complete promotion of the Company's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

Note 4 - PRIVATE PLACEMENT MEMORANDUM

The Company has offered a Private Placement Memorandum ("PPM") which offers for sale a maximum of 3,000,000 and a minimum of 1,000,000 shares of its common stock, $.001 par value at $.50 per share ("the Offering"). The shares are offered on a "best efforts" basis. The Offering will be made in reliance upon an exemption from registration under the federal securities laws provided by Regulation D as promulgated by the United States Securities and Exchange Commission ("SEC"). The Offering will terminate upon the earlier of (i) the sale of the 3,000,000 shares or (ii) May 31, 2004 unless extended by the Company for one hundred and twenty days. The company did extend the offering for 120 days and issued 603,856 shares with proceeds of $301,928.

Note 5 - DISTRIBUTION AND SERVICE AGREEMENT

During May 2004, the company entered into a 5.5 year Distribution and Service Agreement with Cheyenne Records GmbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings in Germany, Switzerland and Austria . In addition, Cheyenne will perform certain services in accordance with the agreement. Cheyenne reported that as of December 31, 2004 approximately 207,000 copies of the "3rd Wish" recordings had been shipped. As of December 31, 2004 and through the date of the 10QSB filing, Cheyenne has not provided the Company with an accounting; therefore, no revenue has been recognized in connection with the copies shipped.

Note 6 - LICENSE AGREEMENTS AND DEFERRED REVENUE

During the three months ended December 31, 2004, the Company entered into various exclusive agreements which grant certain rights to sell and distribute recordings by "3rd Wish" in the United Kingdom, Eire, Australia, New Zealand, France, Andorra, Monaco, Belgium, Israel, Russia, Azerbaijan, Armenia, Georgia, Moldova, Kazakstan, Ukraine, Republic of Belarus, Lithuania, Latvia, and Estonia. In connection with two of the agreements, the Company received advances of $31,822. The Company initially recorded the advances as deferred revenue and will recognize the advances as revenue as the license fees are earned under the agreements. At December 31, 2004, the Company recorded deferred revenue and license fees of $31,094 and $728, respectively.

Note 7 - MUSIC VIDEO PRODUCTION AGREEMENTS

During May 2004, the Company entered into a Music Video Production agreement with 1171 Production Group (Production Company). Production Company will produce a music video embodying the performance by "3rd Wish". In consideration for services rendered by Production Company, the Company agrees to pay $100,000 upon the terms and conditions set forth in the agreement. In connection with the music video, the Company has agreed to pay $40,000 to a third party for the performance of "Baby Bash" in the music video. As of December 31, 2004, all contractual obligations have been completed.

On September 14, 2004, the Company entered into a music video production agreement with 1171 Production Group (Production Company). Production Company will produce a music video embodying the performance by "3rd Wish" of the musical composition entitled "Nina". In consideration for services rendered by Production Company. The Company has agreed to pay $116,525 upon the terms and Conditions set forth in the agreement.

Note 8 - CONTENT LICENSE AGREEMENT

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


Note 9 - COMMON STOCK

On October 6, 2004, 3,502,925 shares of common stock were returned to the treasury and cancelled.

Note 10 - MAJOR CUSTOMERS

During the three and nine months ended December 31, 2004 the Company had three customers who individually accounted for over 10% of the Company's total revenues as follows:

Customer A                          50%
Customer B                          30%
Customer C                          15%

Note 11 - SUBSEQUENT EVENTS

On January 6, 2005, the Company entered into a Music Publishing Agreement, a Personal Management Agreement and an Exclusive Artist Recording Agreement with Patrick Williams, an artist also known as "PATMOE".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

From the time a record or CD is distributed, to the time the company collects its share of the proceeds from sale, is approximately nine months. This delay occurs because, although a record or CD is distributed, a number of records or CDs are returned and a sale figure cannot be accurately booked as of the date of distribution. Accordingly, the Company should see a significant increase in revenues during the quarterly period ending on March 31, 2005 because from July 26, 2004 to November 1, 2004, the Company distributed approximately 207,000 records and CDs of "3rd Wish" recordings. Based on current pricing, the Company should receive approximately $2.57 per record and/or CD.

The Company has entered into various license agreements which grant certain exclusive rights to sell and distribute certain recordings by "3rd Wish". The table below sets forth the parties and territories covered by these license agreements:

Party(Licensee)            Territories

Cheyenne Records           Germany, Switzerland and Austria
Three 8 Music Limited      UK, Eire
Shock Records Pty Ltd      Australia, New Zealand
NRJ Music                  France, Andorra, Monaco, Belgium
Megaliner Records          Russia, Azerbaijan, Armenia, Georgia, Moldova,
                           Kazakstan, Kyrgyzstan, Tajikistan, Uzbekistan,
                           Turkmenistan, Ukraine, Republic of Belarus,
                           Lithuania, Latvia, Estonia
NMC Music Ltd.             Israel


              Three Month Period Ended December 31, 2004 and 2003

Revenues - The Company recorded revenue of $13,961 for the three months ended December 31, 2004. The revenue for this period consists of $13,233 from live performances and $728 from licensing. There was no revenue during the three months ended December 31, 2003.

Operating expenses - Operating expenses for the three months ended December 31, 2004 were $348,217, an increase of $212,725 or 157% from the $135,492 for the corresponding period of the prior year. This increase resulted from increased production expenses related to the Video Shoot and Recordings of $42,313, increased travel expenses and support for the artists in Germany of $27,359, an increase in advertising expenses of $54,081, an increase in promotional expenses of $78,449, and an increase in web related expenses of $10,523.

General and Administrative Expenses - General and administrative expenses increased by $3,105 or 9.44% to $35,996 for the three months ended December 31, 2004 from $32,891 for the corresponding period of the prior year. This increase is primarily attributable to an increase in legal and accounting fees of $1,410 and an increase in other general and administrative expenses of $5,138, which was partially offset by a decrease in depreciation and amortization expense of $3,443.

Salaries and Benefits - Salaries and benefits for the three months ended December 31, 2004 were $18,075, a decrease of $2,128 or 10.53% from the $20,203 for the corresponding period of the prior year. This decrease is due to having fewer employees during the three months ended December 31, 2004.

Interest Expense - Interest expense increased by $18,929 or 349.70% to $24,342 for the three months ended December 31, 2004 from $5,413 for the corresponding period of the prior year. This increase is attributable to having additional debt outstanding during the three months ended December 31, 2004.

Nine Month Period Ended December 31, 2004 and 2003

Revenues - The Company had revenue in the amount of $13,961 for the nine months ended December 31, 2004. The revenue for this period consists of $13,233 from live performances and $728 from licensing. For the nine months ended December 31, 2003, the Company had revenues of $176.

Operating expenses - Operating expenses for the nine months ended December 31, 2004 were $942,706, an increase of $503,431 or 115% from the $439,275 for the corresponding period of the prior year. This increase resulted from increased production expenses related to the Video Shoot and Recordings of $277,709 increased travel expenses and support for the artists in Germany of $69,316, an increase in advertising expenses of $116,751, an increase in promotional expenses of $17,454, and an increase in web related expenses of $22,201.

General and Administrative Expenses - General and administrative expenses increased by $114,208 or 207.61% to $169,220 for the nine months ended December 31, 2004 from $55,012 for the corresponding period of the prior year. This increase is primarily attributable to an increase in legal and accounting fees of $114,424, and an increase in other general and administrative expenses of $1,309, which was partially offset by a decrease in depreciation and amortization of $1,525.

Salaries and Benefits - Salaries and benefits for the nine months ended December 31, 2004 were $54,811, a decrease of $9,189 or 14.36% from the $64,000 for the corresponding period of the prior year. This decrease is due to having fewer employees during the nine months ended December 31, 2004.

Interest Expense - Interest expense increased by $2,899 or 5.99% to $51,282 for the nine months ended December 31, 2004 from $48,383 for the corresponding period of the prior year. This increase is attributable to having additional debt outstanding for the nine months ended December 31, 2004.


Liquidity and Capital Resources

As of December 31, 2004, the Company had cash of $24,962 and a deficit in working capital of $1,485,712. This compares with cash of $2,914 and a deficit in working capital of $581,477 as of March 31, 2004.

Cash used in operations increased by $441,341 to $999,328 for the nine months ended December 31, 2004 from $557,987 for the corresponding period of the prior year. The increase is principally attributable to an increase in the net loss of $597,564 which was partially offset by a net increase in the change in accounts payable and deferred revenue of $111,176 and $31,094, respectively.

Cash used in investment activities for the nine months ended December 31, 2004 was $11,440 for the purchase of equipment. For the nine months ended December 31, 2003, the Company used $1,347 for the purchase of equipment.

Cash provided by financing activities for the nine months ended December 31, 2004 was $1,032,816, $301,929 from the sale of shares, and $799,000 from the issuance of promissory notes. The Company used 65,000 to repay promissory notes to affiliates and $3,113 to repay promissory notes to third parties. This compares with $572,000 of cash being provided from financing activities during the nine months ended December 31, 2003, all from issuance of promissory notes.

Historically, the Company has been funded by the sale of its shares and loans from its Shareholders. However, the Company's continuation as a going concern is dependent upon its ability to continue receiving investment capital and obtaining loans to complete promotion of the Company's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.


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

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEDINGS

None



ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended December 31, 2004, the Company sold 603,856 shares of its common stock for a net of $301,928. All of the proceeds have been used to fund working capital.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



ITEM 5.  OTHER INFORMATION

None



ITEM 6.  EXHIBITS


Number   Description
------   -----------

10.1     Exclusive Artist Recording Agreement - Patrick Williams
10.2     Music Publishing Agreement - Patrick Williams
10.3     Personal Management Agreement - Patrick Williams
10.4     Personal Management Agreement - Alex Acosta
10.5     Personal Management Agreement - Justin Martin
10.6     Personal Management Agreement - Enrique Gonzalez
10.7     Music Publishing Agreement - Alex Acosta
10.8     Music Publishing Agreement - Justin Martin
10.9     Music Publishing Agreement - Enrique Gonzalez
10.10    Exclusive Artist Recording Agreement - Justin Martin
10.11    Exclusive Artist Recording Agreement - Enrique Gonzalez
10.12    Exclusive Artist Recording Agreement - Alex Acosta
10.13    Content License Agreement - Jamba!AG
10.14    License Agreement - NRJ Music
10.15    Personal Management Agreement - Patrick Williams
10.18*   License Agreement - Cheyenne Records
10.19*   License Agreement - NMC Music Ltd.
31.1 Certification of Chief Executive Officer of Skreem Entertainment Corporation Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer of Skreem Entertainment Corporation Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer of Skreem Entertainment Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 Certification of Chief Financial Officer of Skreem Entertainment Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

*       To be filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                        SKREEM ENTERTAINMENT CORPORATION


Date: February 11, 2005                By: /s/ Charles Camorata
                                            ----------------------------
                                             Charles Camorata
                                             Principal Executive Officer

Date: February 11, 2005                By: /s/ Karen Pollino
                                            ----------------------------
                                             Karen Pollino
                                             Chief Financial Officer