Form 10QSB/A
period 2004-06-30
SKREEM ENTERTAINMENT CORP
filed 2005-03-23
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                        SKREEM ENTERTAINMENT CORPORATION
                                      INDEX



                                                                                                         Page
                                                                                                        Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Consolidated Balance Sheets - June 30, 2004 (unaudited) and
                  March 31, 2004    ..................................................................    3

                  Consolidated Statements of Operations (unaudited) - For the three months ended June 30, 2004 and 2003 and for the period from
                  inception (August 19, 1999) to June 30, 2004........................................    4

                  Consolidated Condensed Statements of changes in Shareholders' Deficit (unaudited)
                  -  For the period from inception (August 19, 1999) to June 30, 2004................     5

                  Consolidated Statements of Cash Flows (unaudited)  - For the three months ended
                  June 30, 2004 and 2003 and for the period from inception (August 19, 1999)
                  to June 30, 2004...................................................................     6

                  Notes to Consolidated Financial Statements (unaudited).............................     7

         Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.......................................................................    10

         Item 3.  Controls and Procedures.............................................................    11

PART II - OTHER INFORMATION...........................................................................    11
         Item 1.  Legal Proceedings...................................................................    11
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........................    11
         Item 3.  Defaults Upon Senior Securities.....................................................    11
         Item 4.  Submission of Matters to a Vote of Security Holders.................................    11
         Item 5.  Other Information...................................................................    11

         Item 6. Exhibits and Reports on Form 8-K....................................................     12


SIGNATURES............................................................................................    12


                        Skreem Entertainment Corporation
                         (A Development Stage Company)
                          Consolidated Balance Sheets


ASSETS

                                                 June 30, 2004    March 31, 2004
                                                 -------------    --------------
                                                  (Unaudited)

Current Assets
Cash and cash equivalents                         $ 63,061              $2,914
                                                    ------              ------

Total Current Assets                               63,061               2,914

Property and Equipment, net                          5,623               6,895


Deposits                                            19,920              19,921
                                                    ------              ------

Total assets                                      $ 88,604             $29,730
                                                   =======             =======

LIABILITIES AND SHAREHOLDERS ' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities         $ 36,908              $43,141
Accrued interest payable to affiliates
and shareholder                                    26,647               15,658
Notes payable - other                             100,000                    -
Notes payable - shareholder                        75,000                    -
Notes payable -affiliates                         480,592              525,592
                                                  -------              -------
Total Current Liabilities                         719,147              584,391

Shareholders' Deficit Preferred stock,
par value $0.001, 1,000,000 shares
authorized, no shares issued and
outstanding Common stock, par value $0.001,
50,000,000 shares authorized, 26,540,581
shares issued and outstanding                      26,541               26,007
Additional Paid In Capital                      1,822,290            1,555,996
Accumulated deficit                            (2,479,374)          (2,136,664)
                                              -----------           ----------

Total Shareholders' Deficit                      (630,543)            (554,661)
                                              -----------           -----------


Total liabilities & shareholders
Deficit                                          $ 88,604             $ 29,730
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

                        SKREEM ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
     CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
           FROM AUGUST 19, 1999 (DATE OF INCEPTION) TO JUNE 30, 2004


                                                                        Paid
                                                Common Stock            In            Retained
                                          Shares           Amount       Capital        Deficit        Total
                                          -------         --------     ---------      ---------      -------



Balance at inception, August 19, 1999          -         $      -          $ -               -       $    -

Issuance of common stock                  20,000               20            -               -           20

Net Loss                                       -                -            -         (84,021)     (84,021)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 1999              20,000               20            -         (84,021)     (84,001)

Net loss                                       -                -            -        (230,879)    (230,879)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2000              20,000               20            -        (314,900)    (314,880)

Net loss                                       -                -            -        (494,816)    (494,816)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2001              20,000               20            -        (809,716)    (809,696)

Net loss                                       -                -            -        (384,590)    (384,590)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2002              20,000               20            -      (1,194,306)  (1,194,286)

Reclassification of debt to equity        43,000               43    1,581,941               -    1,581,984

Net loss                                       -                -            -        (736,364)    (736,364)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2003              63,000               63    1,581,941      (1,930,670)    (348,666)

Effect of issuance of common stock
  and recapitilization in reverse
  acquisition transaction             25,943,925           25,944      (25,944)              -            -

Net loss                                       -                -            -        (205,994)    (205,994)
                                         ---------        ---------     --------      ---------   ---------
Balance at March 31, 2004             26,006,925           26,007    1,555,997      (2,136,664)    (554,660)

Proceeds from issuance of
   common stock                          533,656              534      266,294               -      266,828

Net loss                                       -                -            -      (342,711)     (342,711)
                                         ---------        ---------    ---------     ---------    ---------
Balance at June 30, 2004              26,540,781         $ 26,541  $   1,822,290  $ (2,479,374)  $(630,543)
                                       =========          =========    =========      =========   =========



        The accompanying notes are an integral part of these condensed financial statements

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

Note 2 - ACCOUNTING POLICY FOR REVENUE RECOGNITION

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 (SAB
104) when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery has occurred or services have been rendered or the license period has begun; and collectibility is reasonably assured.

Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standard No. 50 ("FASB 50").Revenue is generally recognized when the Company receives an "accounting" of recordings sold with payment from the licensee. In the event the Company has not received an "accounting" from the licensee and if the Company has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.


Note 3 -NOTES PAYABLE

Shareholder

On May 24, 2004 Jeffrey D. Martin, a major stockholder, loaned the Company $75,000. The note is payable on demand and bears interest at the rate of 8% per annum. Accrued interest at June 30, 2004 was $493.

Affiliates

Since April 6, 2004, the Company has borrowed an additional $20,000 from Martin Consultants, Inc. The notes bear interest at the rate of 8% per annum. The Total balance of the notes payable to Martin Consultants was $441,000 at June 30, 2004. Martin Consultants Inc. is owned by Jeffrey D. Martin, a major shareholder of the Company. The dates and amounts of these individual note agreements entered into during the nine months ended June 30, 2004 are as follows:

                     Date of Note                Amount

                      April 6, 2004              $10,000
                     April 15, 2004               10,000
                                                ---------
                              Total              $20,000
                                                =========

Other

On May 26, 2004 the Company borrowed $100,000 from Sugarcreek Capital, LLC. The terms of the note call for repayment of $104,000 on or before July 30, 2004. As security for the loan, Jeffrey D. Martin, a major stockholder, put up his 1/3 interest in Osceola Partners. (See Note 8)

Note 4 -GOING CONCERN

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

Skreem Entertainment Corporation
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements



Note 5 -PRIVATE PLACEMENT MEMORANDUM

The Company has offered a Private Placement Memorandum ("PPM") which offers for sale a maximum of 3,000,000 and a minimum of 1,000,000 shares of its common stock, $.001 par value at $.50 per share ("the Offering"). The shares are offered on a "best efforts" basis. The Offering will be made in reliance upon an exemption from registration under the federal securities laws provided by Regulation D as promulgated by the United States Securities and Exchange Commission ("SEC" ). The Offering will terminate upon the earlier of (i) the sale of the 3,000,000 shares or (ii) May 31, 2004 unless extended by the Company for sixty days. The Company has issued 533,656 shares with proceeds of $266,828 during the three months ended June 30, 2004. The Company amended the PPM to allow for an extension of 120 days and a minimum of 100,000 shares. The Company then extended the offering for 120 days from May 31, 2004.

Note 6 - DISTRIBUTION AND SERVICE AGREEMENT

During May 2004, the company entered into a 5.5 year Distribution and Service Agreement with Cheyenne Records GmbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings. In addition, Cheyenne will perform certain services in accordance with the agreement. Cheyenne shall receive a distribution and service fee of 45% of all net receipts (gross receipts les Value Added Tax of approximately 16%). In addition, Cheyenne will perform certain services including booking commercial concerts and concert tours, securing personal appearances of "3rd Wish", and music publishing/sub-publishing throughout the territory. In consideration for these services except music publishing/subpublshing, Cheyenne shall receive 35% of all net receipts paid by third parties. The Company/Cheyenne shall split music publishing revenues on a 75%/25% basis.

Note 7 -MUSIC VIDEO PRODUCTION AGREEMENT

During May 2004, the Company entered into a Music Video Production agreement with 1171 Production Group (Production Company). Production Company will produce a music video embodying the performance by "3rd Wish". In consideration for services rendered by Production Company, the Company agrees to pay $100,000 upon the terms and conditions set forth in the agreement. In connection with the music video, the Company has agreed to pay $40,000 to a third party for the performance of "Baby Bash" in the music video. As of June 30, 2004 all contractual obligations have been completed and the Company recorded video production expenses of $140,000 related to this agreement.

Note 8 - SUBSEQUENT EVENTS

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

Revenue is recognized in accordance with Staff Accounting Bulleting No. 104 (SAB
104) when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery had occurred or services have been rendered or the license period has begun; and collectibility is reasonably assured.

Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standard No. 50 ("FASB 50"). Revenue is generally recognized when the Company receives an "accounting" of recordings sold with payment from the licensee. In the event the Company has not received an "accounting" from the licensee and if the Company has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue isearned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.

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


                        SKREEM ENTERTAINMENT CORPORATION


Date: March 22, 2005          By: /s/ Charles Camorata
                                 -----------------------
                                     Charles Camorata
                                     Principal Executive Officer

Date: March 22, 2005           By: /s/Karen Pollino
                                 ------------------------
                                    Karen Pollino
                                    Chief Financial Officer

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

Dated: March 22, 2005

By: /s/ Charles Camorata
Charles Camorata
Principal Executive Officer
                                       13

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

Dated: March 22, 2005

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

March 22, 2005

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

March 21, 2005