Form 10QSB/A
period 2004-09-30
SKREEM ENTERTAINMENT CORP
filed 2005-03-23
CIK 925661

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

                        SKREEM ENTERTAINMENT CORPORATION
                                      INDEX


                                                                                                  Page
                                                                                                 Number


PART I - FINANCIAL INFORMATION


    Item 1.Financial Statements

           Consolidated Balance Sheet - September 30, 2004 (unaudited).......................     3

           Consolidated Statements of Operations (unaudited) - For the six and three months ended September 30, 2004 and 2003 and for the period from
           inception (August 19, 1999) to September 30, 2004.................................     5

           Consolidated Condensed Statements of changes in Shareholders' Deficit (unaudited)
           For the period from inception (August 19, 1999) to September 30, 2004...........       7

           Consolidated Statements of Cash Flows (unaudited)  - For the six months ended
           September 30, 2004 and 2003 and for the period from inception
           (August 19, 1999) to September 30, 2004...........................................     8

           Notes to Consolidated Financial Statements (unaudited)............................     9


     Item 2.Management's Discussion and Analysis of Financial Condition and Results
             of Operations.....................................................................  12


    Item 3.  Controls and Procedures...........................................................  14


PART II - OTHER INFORMATION....................................................................  14


         Item 1.  Legal Proceedings............................................................  14


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds............................  15


         Item 3.  Defaults Upon Senior Securities..............................................  15


         Item 4.  Submission of Matters to a Vote of Security Holders..........................  15


         Item 5.  Other Information............................................................  15



          Item 6. Exhibits and Reports on Form 8-K.............................................  15


SIGNATURES.....................................................................................  15

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

                        Skreem Entertainment Corporation
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2004
                                  (Unaudited)

                     LIABILITIES AND SHAREHOLDERS ' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities                            $ 56,244
Accrued interest payable to affiliates and shareholder                39,543
Accrued interest payable to others                                     2,718
Notes payable - other                                                247,858
Notes payable - shareholder                                          230,000
Notes payable - affiliates                                           510,592
                                                                   ---------
Total Current Liabilities                                          1,086,955

Shareholders' Deficit
Prefer red stock, par value $0.001,
1,000,000 shares authorized, no shares
issued and outstanding Common stock, par
value $0.001, 50,000,000 shares
authorized, 26,610,781 shares
 issued and outstanding                                               26,611
Additional Paid In Capital                                         1,857,321
Accumulated deficit                                               (2,928,475)
Total Shareholders' Deficit                                       (1,044,543)
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


                                 6 Months Ended        6 Months Ended         Inception to
                               September 30, 2004    September 30, 2003    September 30, 2004
                               ------------------    ------------------    -------------------


Revenues                          $         -                 $ 176              $ 2,926
Expenses
Operating expenses                    584,161               295,268            1,683,164
General and administrative            153,222                30,456              410,042
Salaries and benefits                  27,488                33,296              452,267
Impairment of loan receivable               -                     -              130,000
                                     --------              --------             --------
                                      764,871               359,020            2,675,473

Loss from Operations                 (764,871)             (358,844)          (2,672,547)

Other Income / (Expenses)

Interest expense                      (26,940)              (53,796)            (255,928)
                                ---------------       ---------------      ---------------
Net Loss                            $(791,811)           $ (412,640)        $ (2,928,475)
                                ===============       ===============      ===============
Weighted Average Shares
Outstanding                        26,421,825             9,549,454(1)
                                ===============       ================
Income / (Loss) Per Share             $(0.03)               $ (0.04)
                                ===============       ================

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

                        SKREEM ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
     CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
         FROM AUGUST 19, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004


                                                                         Paid
                                                Common Stock             In           Retained
                                          Shares           Amount       Capital        Deficit        Total
                                          -------         --------     ---------      ---------      -------



Balance at inception, August 19, 1999          -         $      -          $ -               -       $    -

Issuance of common stock                  20,000               20            -               -           20

Net Loss                                       -                -            -         (84,021)     (84,021)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 1999              20,000               20            -         (84,021)     (84,001)

Net loss                                       -                -            -        (230,879)    (230,879)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2000              20,000               20            -        (314,900)    (314,880)

Net loss                                       -                -            -        (494,816)    (494,816)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2001              20,000               20            -        (809,716)    (809,696)

Net loss                                       -                -            -        (384,590)    (384,590)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2002              20,000               20            -      (1,194,306)  (1,194,286)

Reclassification of debt to equity        43,000               43    1,581,941               -    1,581,984

Net loss                                       -                -            -        (736,364)    (736,364)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2003              63,000               63    1,581,941      (1,930,670)    (348,666)

Effect of issuance of common stock
  and recapitilization in reverse
  acquisition transaction             25,943,925           25,944      (25,944)              -            -

Net loss                                       -                -            -        (205,994)    (205,994)
                                         ---------        ---------     --------      ---------   ---------
Balance at March 31, 2004             26,006,925           26,007    1,555,997      (2,136,664)    (554,660)

Proceeds from issuance of
   common stock                          603,856              604      301,324               -      301,928


Net loss                                       -                -            -        (791,811)     (791,811)
                                         ---------        ---------    ---------     ---------    ---------
Balance at September 30, 2004          26,610,781         $ 26,611  $ 1,857,321    $ (2,928,475) $(1,044,543)
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

Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standards No. 50 ("FASB 50").Revenue is generally recognized when the Company receives an "accounting" of recordings sold with payment from the licensee. In the event the Company has not received an "accounting" from the licensee and if the Company has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.

Note 3 - NOTES PAYABLE

Shareholder

Since May 24, 2004 Jeffrey D. Martin, a major stockholder has loaned the Company $130,000. The notes are payable on demand and bear interest at the rate of 8% per annum. Accrued interest at September 30, 2004 was $3,093. The dates and amounts of these individual note agreements entered into during the six months ended September 30, 2004 are as follows:

                  Date of Note                       Amount
                  ------------                       ------
                  May 24, 2004                       $75,000
                  July 2, 2004                        30,000
                  July 14, 2004                       20,000
                  August 26, 2004                      5,000
                                                    ---------
                  Total                             $130,000
                                                    =========

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

Affiliates

Since April 6, 2004, the Company has borrowed an additional $50,000 from Martin Consultants, Inc. The notes bear interest the the rate of 8% per annum. The total balance of the notes payable to Martin Consultants, Inc. was $471,000 at September 30, 2004. Martin Consultants, Inc. is owned by Jeffrey D. Martin, a major shareholder of the Company. The dates and amounts of these individual not agreements entered into during the nine months ended September 30, 2004 are as follows:

                  Date of Note                       Amount
                  ------------                       ------
                  April 6, 2004                     $10,000
                  April 12, 2004                     10,000
                  July 23, 2004                      20,000
                  July 30, 2004                      10,000
                                                   ---------
                  Total                             $50,000


Others

On August 3, 2004 the Company borrowed $50,000 through a line of credit with an individual. Interest on the line of credit varies monthly. At September 30, 2004 the corresponding annual percentage rate was approximately 6.25%. Interest paid through September 30, 2004 was $337. The line of credit has been guaranteed by Jeffrey A. Martin, a major shareholder of the Company.

On August 19, 2004 the Company borrowed $200,000 from Sugarcreek Capital, LLC. The Note is payable on December 30, 2004 and bears interest at the rate of 8% per annum. The note has been personally guaranteed by Jeffrey D. Martin, a major shareholder of the Company. Accrued interest as of September 30, 2004 was $2,718


Note 4 - GOING CONCERN

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

Note 5 - PRIVATE PLACEMENT MEMORANDUM

The Company has offered a Private Placement Memorandum ("PPM") which offers for sale a maximum of 3,000,000 and a minimum of 1,000,000 shares of its common stock, $.001 par value at $.50 per share ("the Offering"). The shares are offered on a "best efforts" basis. The Offering will be made in reliance upon an exemption from registration under the federal securities laws provided by Regulation D as promulgated by the United States Securities and Exchange Commission ("SEC"). The Offering will terminate upon the earlier of (i) the sale of the 3,000,000 shares or (ii) May 31, 2004 unless extended by the Company for one hundred and twenty days. The Company amended the PPM reducing the share minimum to 100,000 shares. The offering terminated after the 120 day extension expired. The Company issued a total of 603,856 shares with proceeds of $301,928.

Note 6 - DISTRIBUTION AND SERVICE AGREEMENT

During May 2004, the company entered into a 5.5 year Distribution and Service Agreement with Cheyenne Records GmbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings in Germany, Switzerland and Austria. Cheyenne shall receive a distribution and service fee of 45% of all net receipts (gross receipts less Value Added Tax of approximately
 16%). In addition, Cheyenne will perform certain services including booking commercial concerts and concert tours, securing personal appearances of "3rd Wish", and music publishing/subpublishing throughout the territory.
In consideration for these services except music publishing/subpublishing, Cheyenne shall receive 35% of all net receipts paid by third parties. The Company/Cheyenne shall split music publishing revenues on a 75%/25% basis. Cheyenne reported that as of September 30, 2004
130,115 copies of the "3rd Wish" single "Obsession" had been shipped. As of September 30, 2004 and through the date of the 10QSB filing, Cheyenne has not provided the Company with an accounting; therefore, no revenue has been recognized in connection with the copies shipped.

Note 7 - MUSIC VIDEO PRODUCTION AGREEMENTS

During May 2004, the Company entered into a Music Video Production agreement with 1171 Production Group (Production Company). Production Company will produce a music video embodying the performance by "3rd Wish". In consideration for services rendered by Production Company, the Company agrees to pay $100,000 upon the terms and conditions set forth in the agreement. In connection with the music video, the Company has agreed to pay $40,000 to a third party for the performance of "Baby Bash" in the music video. As of September 30, 2004, all contractual obligations have been completed and the Company recorded video production expenses of $140,000 related to this agreement.

On September 14, 2004, the Company entered into a music video production agreement with 1171 Production Group (Production Company). Production Company will produce a music video embodying the performance by "3rd Wish" of the musical composition entitled "Nina". In consideration for services rendered by Production Company. The Company has agreed to pay $116,525 upon the terms and conditions set forth in the agreement. As of September 30, 2004 the Company recorded video production expenses of $87,394 related to this agreement.



Note 8 - CONTENT LICENSE AGREEMENT

On September 10, 2004, the Company entered into a Content License Agreement with JAMBA!AG (JAMBA)for the distribution of mobile content including ring tones, wallpaper, and logos through the JAMBA service and JAMBA Network. The Content License Agreement is non-exclusive and covers the territories of Germany, Switzerland, and Austria. The term of the agreement commences on the date of the agreement and terminates upon a three month written notice by either party. In consideration of the authorizations granted to JAMBA in the agreement, JAMBA wil pay the Company a license fee from all paid and successfully completed downloads of content by end users as set forth in the agreement, which shall be calculated from the net revenue (revenue less value added tax). The Company has not recorded any revenue related to this agreement during the six months ended September 30, 2004. In accordance with SAB 104, the Company will record revenue related to the Content License Agreement when the license revenue is fixed or determinable and collectibility is reasonably assured.

Note 9 - SUBSEQUENT EVENTS

On October 11, 2004, the Company entered into a 15 year licensing agreement with Three 8 Music Limited to promote the single release by "3rd Wish" entitled "Obsession" in the United Kingdom and Eire.

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

Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standards No. 50 ("FASB 50"). Revenue is generally recognized when the Company receives an "accounting" of recordings sold with payment from the licensee. In the event the Company has not received an "accounting" from the licensee and if the Company has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.

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


                                        SKREEM ENTERTAINMENT CORPORATION


Date: March 22, 2004                  By: /s/ Charles Camorata
                                            ----------------------------
                                             Charles Camorata
                                             Principal Executive Officer

Date: March 22, 2004                  By: /s/ Karen Pollino
                                            ----------------------------
                                             Karen Pollino
                                             Chief Financial Officer

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

Dated: March 22, 2004

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

Dated: March 22, 2004

By: /s/ Karen Pollino
----------------------------
Karen Pollino
Chief Financial Officer
                                       17

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

March 22, 2004

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

March 22, 2004