Form 10QSB/A
period 2004-12-31
SKREEM ENTERTAINMENT CORP
filed 2005-03-23
CIK 925661

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

                        SKREEM ENTERTAINMENT CORPORATION
                                      INDEX


                                                                                                  Page
                                                                                                 Number



PART I - FINANCIAL INFORMATION


         Item 1. Financial Statements

                  Consolidated Condensed Balance Sheet - December 31, 2004 (unaudited).............     3

                  Consolidated Condensed Statements of Operations (unaudited) - For the nine and three months ended December 31, 2004 and 2003 and for the period from
                  inception (August 19, 1999) to December 31, 2004.................................     4

                  Consolidated Condensed Statements of changes in Shareholders' Deficit (unaudited)
                  - For the period from inception (August 19, 1999) to December 31, 2004...........     6

                  Consolidated Condensed Statements of Cash Flows (unaudited) - For the nine months ended December 31, 2004 and 2003 and for the period from inception
                  (August 19, 1999) to December 31, 2004...........................................     7

                  Notes to Consolidated Condensed Financial Statements (unaudited).................  8-11


         Item 2. Management's Discussion and Analysis or Plan of
         Operation................................................................................. 12-13

         Item 3. Controls and Procedures...........................................................    14



PART II - OTHER INFORMATION........................................................................    14


         Item 1. Legal Proceedings.................................................................    14

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......................    14

         Item 3. Defaults Upon Senior Securities...................................................    14

         Item 4. Submission of Matters to a Vote of Security Holders...............................    14

         Item 5. Other Information.................................................................    14

         Item 6. Exhibits..........................................................................    15


SIGNATURES.........................................................................................    16

Skreem Entertainment Corporation
(A Development Stage Company)
Consolidated Condensed Balance Sheet
December 31, 2004
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents                                            $ 24,962
                                                                     --------
Total Current Assets                                                   24,962

Property and Equipment, net                                             9,001
Deposits                                                               19,921
                                                                     --------
Total Assets                                                         $ 53,884
                                                                     ========


LIABILITIES AND SHAREHOLDERS ' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities                             165,623
Deferred revenue                                                      31,094
Accrued interest payable - shareholder and affiliates                 57,477
Notes payable - shareholder                                          459,000
Notes payable - affiliates                                           535,593
Notes payable - others                                               261,887
                                                                   ---------
Total Current Liabilities                                          1,510,674

Shareholders' Deficit
Prefer red stock, par value $0.001, 1,000,000
shares authorized, no shares issued and outstanding                        -
Common stock, par value $0.001, 50,000,000
shares authorized, 23,107,856 shares
issued and outstanding                                                23,108
Additional Paid In Capital                                         1,860,824
Deficit accumulated in the development stage                      (3,340,722)
                                                                 -----------

Total Shareholders' Deficit                                       (1,456,790)
                                                                 -----------

Total Liabilities and Deficit                                       $ 53,884
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

                        SKREEM ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
           CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT FROM AUGUST 19, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2004


                                                                        Paid
                                                Common Stock            In             Retained
                                          Shares           Amount       Capital        Deficit        Total
                                          -------         --------     ---------      ---------      -------



Balance at inception, August 19, 1999          -         $      -          $ -               -       $    -

Issuance of common stock                  20,000               20            -               -           20

Net Loss                                       -                -            -         (84,021)     (84,021)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 1999              20,000               20            -         (84,021)     (84,001)

Net loss                                       -                -            -        (230,879)    (230,879)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2000              20,000               20            -        (314,900)    (314,880)

Net loss                                       -                -            -        (494,816)    (494,816)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2001              20,000               20            -        (809,716)    (809,696)

Net loss                                       -                -            -        (384,590)    (384,590)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2002              20,000               20            -      (1,194,306)  (1,194,286)

Reclassification of debt to equity        43,000               43    1,581,941               -    1,581,984

Net loss                                       -                -            -        (736,364)    (736,364)
                                         ---------       ----------     -------       ---------   ---------
Balance at December 31, 2003              63,000               63    1,581,941      (1,930,670)    (348,666)

Effect of issuance of common stock
  and recapitilization in reverse
  acquisition transaction             25,943,925           25,944      (25,944)              -            -

Net loss                                       -                -            -        (205,994)    (205,994)
                                         ---------        ---------     --------      ---------   ---------
Balance at March 31, 2004             26,006,925           26,007    1,555,997      (2,136,664)    (554,660)

Proceeds from issuance of
   common stock                          603,856              604      301,324               -      301,928

Cancellation of shares                (3,502,925)          (3,503)       3,503               -            -

Net loss                                       -                -            -      (1,204,058)  (1,204,058)
                                         ---------        ---------    ---------     ---------    ---------
Balance at December 31, 2004          23,107,856         $ 23,108  $ 1,860,824    $ (3,340,722) $(1,456,790)
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

Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standard No 50. Revenue is generally recognized when the Company receives an "accounting" of recordings sold with payment from the licensee. In the event the Company has not received an "accounting" from the licensee and if the Company has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.


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

Since May 24, 2004 Jeffrey D. Martin, a major stockholder has loaned the Company $359,000. The notes are payable on demand and bear interest at the rate of 8% per annum. Accrued interest at December 31, 2004 was $6,467. The dates and amounts of these individual note agreements entered into during the nine months ended December 31, 2004 are as follows:

               Date of Note                 Amount
              ---------------             ----------
                  May 24, 2004              $75,000
                  July 2, 2004               30,000
                 July 14, 2004               20,000
               August 26, 2004                5,000
               October 6, 2004               50,000
              October 26, 2004               10,000
              November 4, 2004               80,000
             November 11, 2004               20,000
             November 22, 2004               15,000
              December 3, 2004               10,000
              December 9, 2004               20,000
             December 13, 2004               20,000
             December 16, 2004             _  4,000
                                            -------
              Total                        $359,000
                                           ========

Affiliates

On November 18, 2004, the Company borrowed $25,000 (unsecured) from
Jeffrey Martin Real Estate Co. The note bears interest at the rate of 8% per annum. Jeffrey Martin Real Estate Co. is owned by Jeffrey D. Martin, a major shareholder of the Company.

Since April 6, 2004, the Company has borrowed an additional $50,000 from Martin Consultants, Inc. The notes bear interest at the rate of 8% per annum. The total balance of the notes payable to Martin Consultants, Inc. was $471,000 at December 31, 2004. Martin Consultants, Inc. is owned by Jeffrey D. Martin, a major shareholder of the Company. The dates and amounts of these individual note agreements entered into during the nine months ended December 31, 2004 are as follows:

                  Date of Note                   Amount
                 --------------                  -------
                   April 6, 2004                 $10,000
                  April 12, 2004                  10,000
                   July 23, 2004                  20,000
                   July 30, 2004                  10,000
                                                 -------
                 Total                           $50,000
                                                 =======

Others

On August 19, 2004 the Company borrowed $200,000 from Sugarcreek Capital, LLC. The Note is payable on December 30, 2004 and bears interest at the rate of 8% per annum. The note has been personally guaranteed by Jeffrey D. Martin, a major shareholder of the Company. Accrued interest as of December 31, 2004 was $5,742.

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

Note 5 - PRIVATE PLACEMENT MEMORANDUM

The Company has offered a Private Placement Memorandum ("PPM") which offers for sale a maximum of 3,000,000 and a minimum of 1,000,000 shares of its common stock, $.001 par value at $.50 per share ("the Offering"). The shares are offered on a "best efforts" basis. The Offering will be made in reliance upon an exemption from registration under the federal securities laws provided by Regulation D as promulgated by the United States Securities and Exchange Commission ("SEC"). The Offering will terminate upon the earlier of (i) the sale of the 3,000,000 shares or (ii) May 31, 2004 unless extended by the Company for one hundred and twenty days. The company did extend the offering for 120 days and issued 603,856 shares with proceeds of $301,928. The Company amended the PPM reducing the share minimum to 100,000 shares. The offering concluded after the 120 day extension.

Note 6 - DISTRIBUTION AND SERVICE AGREEMENT

During May 2004, the company entered into a 5.5 year Distribution and Service Agreement with Cheyenne Records GmbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings in Germany, Switzerland and Austria . Cheyenne shall receive a distribution and service fee of 45% of all net receipts (gross receipts less Value Added Tax of approximately 16%). In addition, Cheyenne will perform certain services including booking commercial concerts and concert tours, securing personal appearances of "3rd Wish", securing advertising, endorsements and related activities of "3rd Wish", and music publishing/subpublishing throughout the territory. In consideration for these services except music publishing/subpublishing, Cheyenne shall receive 35% of all net receipts paid by third parties. The Company/Cheyenne shall split music publishing revenues on a 75%/25% basis. Cheyenne reported that as of December 31, 2004 approximately 207,000 copies of the "3rd Wish" recordings had been shipped. As of December 31, 2004 and through the date of the 10QSB filing, Cheyenne has not provided the Company with an accounting; therefore, no revenue has been recognized in connection with the copies shipped.

Note 7 - LICENSE AGREEMENTS

On October 11, 2004, the Company entered into a fifteen year license with Three8 Music Limited (Three8). The license agreement grants Three8 all rights to the single release by "3rd Wish" entitled "Obsession" in the United Kingdom and Eire. The Company shall receive royalties of 19% calculated on 100% sales of Three8's published dealer price less certain packaging deductions. In addition, for any third party licensing or digital delivery, the Company shall receive 50% of Three8's net royalty receipts received by Three8 in the United Kingdom. In connection with the license agreement, the Company received an advance of $15,000. The Company initially recorded the advance as deferred revenue and will recognize the advance as revenue as the license fees are earned under the agreement. At December 31, 2004, the Company recorded deferred revenue and license fees of $167 and $14,833 respectively related to this agreement.

On November 12, 2004, the Company entered into a five year license agreement with NRJ Music (NRJ). The license agreement grants NRJ the exclusive right to the audio and/or audiovisual recordings of "3rd Wish" for the purpose of reproducing them on all media in France, Dom Tom, Andorra, Monaco, and Belgium. In consideration of the exclusive rights granted, NJR shall pay the Company a royalty for sales (less returns) of 19-22% in France, Dom Tom, Andorra and Monaco and 13-15% in Belgium. In addition the Company may earn additional royalties related to phonograms, videograms, and other digital media as defined in the agreement. In connection with the license agreement, the Company received an advance of $16,822. The Company initially recorded the advance as deferred revenue and will recognize the advance as revenue as the license fees are earned under the agreement. At December 31, 2004, the Company recorded deferred revenue and license fees of $561 and $16,261, respectively related to this agreement.

On November 26, 2004, the Company entered into a five year license agreement with Shock Records Pty Ltd (Shock). The license agreement grants Shock the exclusive right to the single release by "3rd Wish" entitled "Obsession" in Australia and New Zealand. The Company shall receive royalties of 18-22% of the net sales which excludes any sales tax and includes any discounts. Shock retains the right to license the recording for third party, compilation and synchronization use in the territory and the Company shall receive 50% of any third party income. Shock retains exclusive right to copy, extract, digitally encode, sell, distribute, and otherwise exploit the recording in digital format via any interactive technology.

On December 14, 2004, the Company entered into a three year license agreement with NMC Music Ltd. (NMC). The license agreement grants NMC exclusive rights to the single release by "3rd Wish" entitled "obsession" in Israel. The Company shall receive royalties of 18% calculated on 100% of net sales.

Note 8 - MUSIC VIDEO PRODUCTION AGREEMENTS

During May 2004, the Company entered into a Music Video Production agreement with 1171 Production Group (Production Company). Production Company produced a music video embodying the performance by "3rd Wish". In consideration for services rendered by Production Company, the Company agreed to pay $100,000 upon the terms and conditions set forth in the agreement. In connection with the music video, the Company has agreed to pay $40,000 to a third party for the performance of "Baby Bash" in the music video. As of December 31, 2004, all contractual obligations have been completed and the Company recorded video production expenses of $140,000 related to this agreement.

On September 14, 2004, the Company entered into a music video production agreement with 1171 Production Group (Production Company). Production Company produced a music video embodying the performance by "3rd Wish" of the musical composition entitled "Nina". In consideration for services rendered by Production Company the Company has agreed to pay $116,525 upon the terms and Conditions set forth in the agreement. As of December 31, 2004, all contractual obligations have been completed and the Company recorded video production expenses of $116,525 related to this agreement.

Note 9 - CONTENT LICENSE AGREEMENT

On September 10, 2004, the Company entered into a Content License Agreement with JAMBA!AG (JAMBA)for the distribution of mobile content including ring tones, wallpaper, and logos through the JAMBA service and JAMBA Network. The Content License Agreement is non-exclusive and covers the territories of Germany, Switzerland, and Austria. The term of the agreement commences on the date of the agreement and terminates upon a three month written notice by either party. In consideration of the authorizations granted to JAMBA in the agreement, JAMBA wil pay the Company a license fee from all paid and successfully completed downloads of content by end users as set forth in the agreement, which shall be calculated from the net revenue (revenue less value added tax). The Company has not recorded any revenue related to this agreement during the nine months ended December 31, 2004. In accordance with SAB 104, the Company will record revenue related to the Content License Agreement when the license revenue is fixed or determinable and collectibility is reasonably assured.


Note 10 - COMMON STOCK

On October 6, 2004, 3,502,925 shares of common stock were returned to the treasury and cancelled.

Note 11 - MAJOR CUSTOMERS

During the three and nine months ended December 31, 2004 the Company had three customers who individually accounted for over 10% of the Company's total revenues as follows:

Customer A                          50%
Customer B                          30%
Customer C                          15%

Note 12 - SUBSEQUENT EVENTS

On January 6, 2005, the Company entered into a Music Publishing Agreement, a Personal Management Agreement and an Exclusive Artist Recording Agreement with Patrick Williams, an artist also known as "PATMOE".

On January 17, 2005, the Company entered into a three year license agreement with Megaliner Records (Megaliner). The license agreement grants Megaliner exclusive rights to the single release by "3rd Wish" entitled "Obsession" including all available remixes. The territories covered by the license agreement with Megaliner includes Russia, Azerbaijan, Armenia, Georgia, Moldova, Kazakstan, Krygystan, Tajikistan, Uzbekistan, Turkmenistan, Ukraine, Republic of Belarus, Lithuania, Lativa and Estonia. The Company shall receive royalties of 20% of the published dealer price with no deductions allowed. In addition the Company/Megaliner shall split any third party income and broadcasing income on a 60%/40% basis.

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

Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standard No. 50. Revenue is generally recognized when the Company receives an "accounting" of recordings sold with payment from the licensee. In the event the Company has not received an "accounting" from the licensee and if the Company has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.

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

                For Nine Month Period Ended December 31, 2004 and 2003

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

None




ITEM 5.  OTHER INFORMATION

None
                                       14

ITEM 6.  EXHIBITS


Number   Description
------   -----------

10.1  Exclusive Artist Recording Agreement - Patrick Williams
10.2  Music Publishing Agreement - Patrick Williams
10.3  Personal Management Agreement - Patrick Williams
10.4  Personal Management Agreement - Alex Acosta
10.5  Personal Management Agreement - Justin Martin
10.6  Personal Management Agreement - Enrique Gonzalez
10.7  Music Publishing Agreement - Alex Acosta
10.8  Music Publishing Agreement - Justin Martin
10.9  Music Publishing Agreement - Enrique Gonzalez
10.10 Exclusive Artist Recording Agreement - Justin Martin
10.11 Exclusive Artist Recording Agreement - Enrique Gonzalez
10.12 Exclusive Artist Recording Agreement - Alex Acosta
10.13 Content License Agreement - Jamba!AG
10.14 License Agreement - NRJ Music
10.15 Personal Management Agreement - Patrick Williams
10.18*License Agreement - Cheyenne Records
10.19*License Agreement - NMC Music Ltd.
31.1**Certification of Chief Executive Officer of Skreem Entertainment
      Corporation Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**Certification of Chief Financial Officer of Skreem Entertainment
      Corporation Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**Certification of Chief Executive Officer of Skreem Entertainment
      Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2**Certification of Chief Financial Officer of Skreem Entertainment
      Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

*     Previously filed
**    To be filed

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


                                        SKREEM ENTERTAINMENT CORPORATION


Date: March 22, 2005                   By: /s/ Charles Camorata
                                            ----------------------------
                                             Charles Camorata
                                             Principal Executive Officer

Date: March 22, 2005                   By: /s/ Karen Pollino
                                            ----------------------------
                                             Karen Pollino
                                             Chief Financial Officer