Form 10KSB
period 2005-03-31
SKREEM ENTERTAINMENT CORP
filed 2005-06-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-22236

                        Skreem Entertainment Corporation
                    (formerly Stanford Capital Corporation)
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     33-0565710
--------------------------------         -----------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
 incorporation or organization)

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

     Check whether the issuer (1) filed all reports required to be filed bySection 13 or 15(d) of the Exchange Act during the past twelve (12) months (orfor such shorter period that the registrant was required to file such reports);and (2) has been subject to such filing requirements for the past ninety (90)days. Yes xT No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's revenues for its most recent fiscal year were $120,862.

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: The Company's common stock does not have a trading market.

     As of June 15, 2005, the Registrant had 23,107,856 shares of Common Stock issued and outstanding.

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

                               TABLE OF CONTENTS
                                                                    Page
                                                                   ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                             4
         ITEM 2.  DESCRIPTION OF PROPERTY                             7
         ITEM 3.  LEGAL PROCEEDINGS                                   7
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                 7

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY,
                  RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                  ISSUER PURCHASES OF EQUITY SECURITIES               7
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                                7
         ITEM 7.  FINANCIAL STATEMENTS                               10
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE             35
         ITEM 8A. CONTROLS AND PROCEDURES
         ITEM 8B. OTHER INFORMATION                                  36

PART III

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT 36
         ITEM 10. EXECUTIVE COMPENSATION                             38
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL           39
                  OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                  MATTERS                                            39
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS     39

         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K                   40
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES             40


SIGNATURES                                                           41

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

Business

     The Company was incorporated in Delaware on June 11, 1992. On May 28, 1998, the Company changed its name from Plasmatronics Technologies, Inc. to Ecological Services, Inc. and on January 3, 2003 changed its name to Stanford Capital Corporation. In December 2002, the Company acquired all the issued and outstanding shares of Stanford Capital International, Ltd. a Hong Kong based public relations firm for 10,000 shares of its common stock. This transaction was subsequently revoked. On January 31, 2004, the Company acquired all of the shares of Skreem Entertainment Corporation in exchange for 22,000,000 shares of its one for five post reverse split common shares. Skreem Entertainment Corporation promotes finances and manages artists in the entertainment industry.

Overview

Our business is to locate and promote recording talent.

The Company is constantly seeking talent for recording and performing. Company employees utilize their industry contacts and experience to locate prospective music acts, including music groups and individuals, and evaluate these acts to determine if, from the Company's perspective, such acts demonstrate the talent potential to succeed in the music industry.

Upon locating an act that the Company believes has the potential for success, the Company will sign the act to a contract. Upon signing a typical contract, the Company at its option will advance funds to the artist to pay for travel, arrange for performances, schedule public appearances and generally promote the act, and the act's music, in exchange for a percentage of the revenues generated by the act's performances and music sales.

Once the Company has located an act it wishes to promote, the Company will determine where to promote the artist. It is the Company's strategy to promote talent outside of the United States until the talent has demonstrated the ability to sell music or tickets to performances. Once an act has gained some level of success abroad, the Company intends to promote and market the act in the United States. The Company believes that promoting abroad is a viable approach because it costs less initially, foreign markets are very receptive to American type music acts, and there is less competition.

Distribution

The Company distributes its acts in two different ways. The first is through concerts and public appearances. An act will perform and tour playing concerts as frequently as possible to increase public awareness of their music. An act will also make public appearances at retail centers, public places and other events also to increase the act's public awareness.

The second way the act gains publicity is through licensing and sales of the act's music. The Company does not sell records or other music media, however, it does license master recordings to other organizations which distribute the recordings in various media. The Company receives royalty payments pursuant to licensing agreements which are a percentage of revenues from distribution of the recordings.

The Company's artists music is currently being distributed by various organizations throughout Europe and in other countries. Further description is provided in the Plan of Operation under Item 6.

Licensing

From time to time the Company enters into licensing agreements with music production and distribution companies. The license agreements typically grant the production and distribution company rights to a music single or all of an act's music in a particular country or region with a term of three to fifteen years. The production or distribution company can then distribute the music in record or cd format, mp3, ringtone, or any other music media licensed in the agreement. The Company typically receives royalties of a negotiated percentage between 18% and 75% of sales of the production and distribution company's published dealer price less certain packaging deductions. In addition, the Company shall receive between 18% and 75% of net royalty receipts received by in the particular nation or region. In connection with the license agreement, the Company may receive a cash advance.

Exclusive Artist Recording Agreements

At March 31, 2005, the Company had entered into long-term Exclusive Artist Recording Agreements with five artists, which include the three Artists of "3rd Wish", the Artist "PatMoe" and the Artist "Precious Dawn Francis" for the purpose of engaging the exclusive personal services of the Artists for making master sound recordings for distribution in any medium. The territory for the agreements shall be worldwide. All master recordings made by the Artists during the terms of the agreements shall be recorded by the Artists on the Company's behalf, and all phonograph records and related performances shall be the entire property of the Company; the Company shall have the right to secure sound recording copyright; and the Company and its licensees shall have the sole and exclusive right to use the recordings throughout the world or any part thereof in any mannerit sees fit. The Company may pay all specifically approved recording costs in connection with the master recordings made hereunder, and all recording costs shall be deemed fully recoupable advances to the Artists and shall be deducted from any and all royalties payable to the Artist by the Company under this or any and all royalties payable to the Artists by the Company. Any and all monies paid to or on behalf of the Artists during the term of the agreement shall be fully recoupable, non-returnable advances unless otherwise expressly agreed in writing between the Company and the Artists. The Company has the right, but not the obligation to have the Artists participate in the creation of music videos and 100% of any and all monies expended by or advanced by the Company for the production of music videos shall constitute additional fully recoupable advances hereunder. The Company shall own any and all rights in and to said music videos in perpetuity.

In its sole discretion, the Company may choose, at any time during the term of the agreements, to license master recordings made by the Artists to third parties on a flat fee or royalty basis, or to enter into a distribution agreement with a third party distributor for the distribution of phonograph records embodying master recordings recorded by the Artists through normal retail channels in the United States and worldwide. With respect to master recordings of the Artists licensed to third parties on a flat-fee basis, the Company shall pay the Artists 20-50% of the net amount received by the Company under such license. With respect to master recordings of the Artists licensed to third parties on a royalty basis, and with respect to phonograph recordings released through a distributor selected by the Company, the Company shall pay the Artists the lesser of 20-50% of the Company's net earned royalty receipts under such license or distribution agreement, or 20-50% of the basic album or single rate as defined in the agreements. Further, in its sole discretion, the Company may choose to commercially release phonograph records through the Company's own distribution network. In such event, the Company agrees to pay the Artists royalties based on the basic album or singe rate as defined in the agreements. For phonograph recordings that are exported or sold outside the United States and through record clubs or similar plans, the Artists shall be paid a royalty of 20-50% of the amounts provided of the above mentioned amounts. In addition, the Artists may earn royalties related to licenses for musical compositions, music video licenses and merchandising.

At March 31, 2005, the Artists had earned royalties of approximately $29,000, based on the year end reported licensing revenues. However, the Company is not obligated to pay any royalties until total advances to Artists of $1,140,737 at March 31, 2005 (plus any future advances) have been recouped.

Music Publishing Agreements

At March 31, 2005, the Company had entered into long-term Music Publishing Agreements with four individual Writers, which include the three Artists of "3rd Wish" and the Artist "PatMoe". The Company engaged the Writers to render the Writer's exclusive services as songwriters and composers based upon terms and conditions set forth in the agreements. In accordance with the agreements, the Writers grant all rights to all musical compositions written or owned by the Writers and all musical compositions shall be the Company's exclusive property as sole owner. The Company shall pay royalties to the Writers based on various terms and conditions set forth in the agreements. There have been no royalties earned by the writers related to the agreements.


Personal Management Agreement

At March 31, 2005, the Company had entered into long-term Personal Management Agreements with four Artists, which include the three Artists of "3rd Wish" and the Artist "PatMoe". The Company accepts the engagement as the Artists' sole and exclusive personal management company in connection with all activities in the entertainment industries throughout the world, including but not limited to their services as musicians, songwriters, actors, publishers, packagers or performers in any medium now known or hereafter devised. For personal management services performed, the Artists agree to pay the Company 15% of all gross compensation earned or received as a result of activities in the entertainment industry. However, the Company shall not be entitled to commissions by the Artists from the sale, license, or grant of any literary or music rights to the Company or any person, firm, or corporation owned or controlled by the Company. During the year ended March 31, 2005, the Company earned commissions of $3,241, all related to live performances.


The Company's acts face fierce competition. There is no shortage of acts and musicians seeking fortune and fame. There is also no shortage of talent in the music industry. The Company believes that their approach of being selective when choosing acts, refining these acts abroad, and marketing the acts through appearances, performances, and music sales is a viable method to compete in the music industry. However there are many other organizations with more capital to spend, greater access to talent, better industry connections, and more experience.

The Company's future depends on the success of it's acts and artists. Many music acts spend entire careers without having a single popular song or tour. The most talented artists and acts are not always the most successful and fan acceptance is the most important and most difficult element of success. If the fans like the act, the fans will purchase the music and tickets and recommend it to friends. If the fans don't like the act, the act may never gain acceptance.

Employees

The Company, as of June 15, 2005, employs a total of 2 persons, one of these full-time, at its corporate headquarters in Florida.

ITEM 2.DESCRIPTION OF PROPERTIES

     The Company's administrative offices are located in a leased office facility located at 11637 Orpington Street, Orlando, Florida 32817. The facility contains approximately 2,000 square feet of office space. There is no lease on the facility nor is there a rental fee as the property is owned by the principal shareholder of the Company (post merger).

ITEM 3.LEGAL PROCEEDINGS

         The Company is not aware of any litigation pending or threatened to which it is a party.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders throughthe solicitation of proxies, during the fourth quarter of the Company's fiscal year ended March 31, 2005.




                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

     The Company's Common Stock is not listed for trading. Since its inception,the Company has not paid any dividends on its Common Stock, and the Company doesnot anticipate that it will pay dividends in the foreseeable future. At March 31, 2005, the Company had approximately 140 shareholders.

     The Company issued 10,000 shares of its common stock for the acquisition of Stanford Capital Corporation. When this transaction was rescinded, the shares were cancelled. However, pursuant to the terms of the Termination Agreement withthe shareholders of Stanford Capital Corporation, the shareholders were to be issued 10,000 post reverse split common shares.

The Company also issued 22,000,000 post reverse split common shares for the acquisition of Skreem Entertainment Corporation.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company plans to continue operations by developing current acts into successful music performing and recording acts. The Company currently has two acts, "3rd Wish" and "Pat Moe". These two acts will tour, perform, make public appearances, and continue to record as opportunities are located. The Company is uncertain as to when these acts may enter the U.S. market.

The Company's cash balance is insufficient to satisfy the Company's cash requirements for the next 12 months. The Company believes it can satisfy it's cash requirements for 6 months with current cash and receivables. The Company is dependent on continued receipt of revenues and will need outside funding from the sale of shares or debt financing in order to continue operations beyond that.

The Company does not anticipate acquiring any significant equipment during the next twelve months.

The Company does not anticipate any significant changes in the number of employees in the next twelve months.

The Company has entered into various license agreements which grant certain exclusive rights to sell and distribute certain recordings by "3rd Wish". The table below sets forth the parties and territories covered by these license agreements:

Party(Licensee)                   Territories

Cheyenne Records                  Germany, Switzerland and Austria
Three 8 Music Limited             UK, Eire
Shock Records Pty Ltd             Australia, New Zealand
NRJ Music                         France, Andorra, Monaco, Belgium
Megaliner Records                 Russia, Azerbaijan, Armenia, Georgia, Moldova,
                                  Kazakstan, Kyrgyzstan, Tajikistan, Uzbekistan,
                                  Turkmenistan, Ukraine, Republic of Belarus,
                                  Lithuania, Latvia, Estonia
NMC Music Ltd.                    Israel
Vidisco                           Portugal

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

Results of Operations

In January 2004, the Company consummated a reverse merger transaction and elected to continue the fiscal year of the legal acquirer (registrant), which gives rise to a three month transition period for the three month period ended March 31, 2004.

The Company presents this discussion and analysis as a comparison between the audited financial data for March 31, 2005 and the unaudited financial data for March 31, 2004 for informational purposes.

Year Ended March 31, 2005 Compared to the Year Ended March 31,
2004 (unaudited)

Revenues. The Company had $120,862 of revenue for the year ended March 31, 2005 compared to $176 of revenue for the year ended March 31, 2004 (unaudited). The substantial increase in revenue is due to earnings from licensing agreements to distribute 3rd Wish's music.

Operating Expense. Operating expenses for the year ended March 31, 2005, were $1,310,933, an increase of $722,188 or 123% from $588,745 for the year ended March 31, 2004 (unaudited). The increase is primarily due to an increase in production expenses related to video shoots and recordings of approximately $495,000, an increase in advertising of approximately $116,000, and an increase in travel and related support for artists in Germany of approximately $108,000.

General and Administrative Expenses. General and administrative expenses increased 92% to $318,150 for the year ended March 31, 2005 from $166,083 for the year ended March 31, 2004 (unaudited). This increase is primarily attributable to a $162,000 increase in legal, accounting, and other professional fees from the reverse merger transaction and Securities and Exchange Commission filings.

Interest Expense. Interest expense increased 45% to $84,248 for the year ended March 31, 2005 from $57,836 for the year ended March 31, 2004 (unaudited). This decrease is attributable to having more debt outstanding for the year ended March 31, 2005.

As a result of the foregoing, the net operating loss of the company increased 96% to $1,592,469 for the year ended March 31, 2005 from $812,488 for the year ended March 31, 2004 (unaudited).

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash of $52,195 and a deficit in working capital of $1,855,073.

For the year ended March 31, 2005, the Company used $1,526,207 in operating activities which is primarily due to a net loss of $1,592,469, an increase in accounts receivable of 114,257, and an increase in prepaid expenses and deposits of $15,695. These are offset by depreciation expense of $8,465, expenses paid by shareholder and affiliate of $53,026, increase in accounts payable and accrued liabilities of $30,159, increase in interest payable to affiliates of $69,236, and an increase in deferred revenue of $35,328.

For the year ended March 31, 2005, the Company used $11,440 for investing activities. All of the cash used by investing activities was for the purchase of equipment.

For the year ended March 31, 2005 cash provided by financing activities was $1,586,928. The amount represents $301,928 provided by the issuance of common stock, $365,000 which is the proceeds from notes payable reduced by $265,000 in principal payments made, $880,000 which represents the proceeds from notes payable to a shareholder reduced by $80,000 in principal payments made, and $475,000 which represents notes payable to affiliates reduced by $90,000 in principal payments made.

Because of the continued net operating losses of the Company, the Company will not be able to continue as a going concern unless it is able to sell its shares or obtain third and/or related party loans. Although the principal shareholder and affiliates of the Company has been willing to lend funds to the Company in the past, there is no obligation for them to do so in the future. Without such funding, or the sale of its shares, the Company will have insufficient funds to execute its business plans for the next twelve months.

ITEM 7.FINANCIAL STATEMENTS









                        SKREEM ENTERTAINMENT CORPORATION
                          (A Development Stage Company)





                        CONSOLIDATED FINANCIAL STATEMENTS
          WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
               March 31, 2005, 2004 and December 31, 2003 and the
         period from inception, August 19, 1999, through March 31, 2005

                        SKREEM ENTERTAINMENT CORPORATION
                          (A Development Stage Company)


                                                                                        Page

Reports of Independent Registered Public Accounting Firms                                F-1

Consolidated Financial Statements:

  Consolidated Balance Sheet as of March 31, 2005                                        F-3

  Consolidated Statements of Operations for the year ended March 31, 2005, the three months ended March 31, 2004, the year ended December 31, 2003 and the period from
    inception, August 19, 1999, through March 31, 2005                                   F-4

  Consolidated Statements of Changes in Shareholders'
    Deficit for the period from inception, August 19, 1999,
    through March 31, 2005                                                               F-5

  Consolidated Statements of Cash Flows for the year ended March 31, 2005, the three months ended March 31, 2004, the year ended December 31, 2003 and the period from
    inception, August 19, 1999, through March 31, 2005                                   F-6

Notes to Consolidated Financial Statements                                               F-7



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors
Skreem Entertainment Corporation:


We have audited the accompanying consolidated balance sheet of Skreem Entertainment Corporation (the "Company") as of March 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, and for the period from inception, August 19, 1999, through March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skreem Entertainment Corporation as of March 31, 2005, and the consolidated results of its operations and its cash flows for the for the year then ended, and for the period from inception, August 19, 1999, through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has suffered recurring losses from operations and had a net capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management plans to continue funding the operation through an affiliate owned by a major shareholder of the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        Ham, Langston & Brezina, L.L.P.


Houston, Texas
June 22, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Skreem Entertainment Corporation

We have audited the accompanying consolidated statements of operations, shareholders' deficit and cash flows of Skreem Entertainment Corporation (a development stage company) (the "Company"), for the three months ended March 31, 2004 and the year ended December 31, 2003 and for the period from August 19, 1999 (date of inception) through March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows of Skreem Entertainment Corporation for the three months ended March 31, 2004 and the year ended December 31, 2003 and for the period August 19, 1999 (date of inception) through March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has suffered recurring losses from operations and had a net capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management plans to continue funding the operation through an affiliate owned by a major shareholder of the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Thomas Leger & Co. L.L.P.


July 21, 2004
Houston, Texas

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005



      ASSETS

Current assets:
  Cash and cash equivalents                                        $    52,195
  Accounts receivable                                                  114,257
  Prepaid assets and deposits                                           35,616
                                                                   -----------

    Total current assets                                               202,068

Property and equipment, net                                              9,871
                                                                   -----------

      Total assets                                                 $   211,939
                                                                   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                         $    64,046
  Related party payable                                                  9,254
  Accrued interest payable - affiliates and shareholder                 84,893
  Notes payable - shareholder                                          845,000
  Notes payable - affiliates                                           918,620
  Notes payable -other                                                 100,000
  Deferred revenue                                                      35,328
                                                                   -----------

    Total current liabilities                                        2,057,141
                                                                   -----------

Shareholders' deficit
  Preferred stock, par value $0.001, 1,000,000
    shares authorized, no shares issued and outstanding                   -
  Common stock, par value $0.001, 50,000,000
    shares authorized, 23,107,856 shares issued
    and outstanding                                                     23,108
  Paid-in capital                                                    1,860,823
  Deficit accumulated during the development stage                  (3,729,133)
                                                                   -----------

    Total shareholders' deficit                                     (1,845,202)
                                                                   -----------

      Total liabilities and shareholders' deficit                  $   211,939
                                                                   ===========



                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-3

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Year Ended        Three Months         Year Ended         Inception to
                                                March 31,        Ended March         December 31,          March 31,
                                                  2005             31, 2004              2003                2005
                                               -----------       ------------        ------------        ------------

Revenues                                       $   120,862       $     -             $      376          $   123,788

Operating expenses                              (1,310,933)        (149,470)           (470,331)          (2,410,863)
General and administrative
  expenses                                        (318,150)         (47,071)           (195,280)            (998,821)
Impairment of loan receivable                         -                -                   -                (130,000)
                                               -----------       ----------          ----------          -----------

  Loss from operations                          (1,508,221)        (196,541)           (665,235)          (3,415,896)

Interest expense                                   (84,248)          (9,453)            (71,129)            (313,237)
                                               -----------       ----------          ----------          -----------

Net loss                                       $(1,592,469)      $ (205,994)         $ (736,364)         $(3,729,133)
                                               ===========       ==========          ==========          ===========

Basic and diluted net loss
  per share                                    $     (0.06)      $    (0.01)         $    (0.06)
                                               ===========       ==========          ==========

Weighted average shares
  outstanding                                   24,813,714       24,733,180          12,054,795(1)
                                               ===========       ==========          ==========


(1) Number of shares outstanding to reflect reverse merger and for comparison purposes only.




                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-4

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
             from inception, August 19, 1999, through March 31, 2005


                                                                       Additional        Retained
                          Common Stock Paid-In Earnings
                                      Shares           Amount           Capital          (Deficit)           Total

Balance at inception,
  August 19, 1999                         -          $     -           $     -          $      -          $      -

Issuance of common stock                20,000               20              -                 -                   20

Net loss                                  -                -                 -              (84,021)          (84,021)
                                    ----------       ----------        ----------       -----------       -----------

Balance at December 31, 1999            20,000               20              -              (84,021)          (84,001)

Net loss                                  -                -                 -             (230,879)         (230,879)
                                    ----------       ----------        ----------       -----------       -----------

Balance at December 31, 2000            20,000               20              -             (314,900)         (314,880)

Net loss                                  -                -                 -             (494,816)         (494,816)
                                    ----------       ----------        ----------       -----------       -----------

Balance at December 31, 2001            20,000               20              -             (809,716)         (809,696)

Net loss                                  -                -                 -             (384,590)         (384,590)
                                    ----------       ----------        ----------       -----------       -----------

Balance at December 31, 2002            20,000               20              -           (1,194,306)       (1,194,286)

Reclassification of debt to
  equity                                43,000               43         1,581,940              -            1,581,983

Net loss                                  -                -                 -             (736,364)         (736,364)
                                    ----------       ----------        ----------       -----------       -----------

Balance at December 31, 2003            63,000               63         1,581,940        (1,930,670)         (348,667)

Effect of issuance of common
  stock and recapitalization
  in reverse acquisition
  transaction                       25,943,925           25,944           (25,944)             -                 -

Net loss                                  -                -                 -             (205,994)         (205,994)
                                    ----------       ----------        ----------       -----------       -----------

Balance at March 31, 2004           26,006,925           26,007         1,555,996        (2,136,664)         (554,661)

Proceeds from issuance of
  common stock                         603,856              604           301,324              -              301,928

Cancellation of shares              (3,502,925)          (3,503)            3,503              -                 -

Net loss                                  -                -                 -           (1,592,469)       (1,592,469)
                                    ----------       ----------        ----------       -----------       -----------

Balance at March 31, 2005           23,107,856       $   23,108        $1,860,823       $(3,729,133)      $(1,845,202)
                                    ==========       ==========        ==========       ===========       ===========




                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-5

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Year Ended        Three Months     Year Ended        Inception to
                                                      March 31,        Ended March      December 31,       March 31,
                                                        2005            31, 2004            2003           2005
                                                     -----------       -----------      ------------     ------------

Cash flows from operating activities:
  Net loss                                           $(1,592,469)      $ (205,994)      $ (736,364)       $(3,729,133)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation expense                                   8,465            1,273            6,220             40,880
    Impairment of loan receivable                           -                -                -               130,000
    Accrued interest payable converted to
      equity                                                -                -                -               208,405
    Expanses paid by shareholder and
      affiliate                                           53,026             -                -                53,026
    Changes in operating assets and
      liabilities:
      Increase in accounts receivable                   (114,257)            -                -              (114,257)
      Decrease (increase) in prepaid
        expenses and deposits                            (15,695)           4,408          (24,328)           (35,595)
      Increase in accounts payable and
        accrued liabilities                               30,159           22,580           11,307             73,300
      Increase in interest payable to
        affiliates                                        69,236            9,453           71,095             84,873
      Increase in deferred revenue                        35,328             -                -                35,328
                                                     -----------       ----------       ----------        -----------

        Net cash used in operating
          activities                                  (1,526,207)        (168,280)        (672,070)        (3,253,173)
                                                     -----------       ----------       ----------        -----------

Cash flows from investing activities:
  Purchase of property and equipment                     (11,440)            -              (3,497)           (50,751)
  Loan receivable                                           -                -                -              (130,000)
                                                     -----------       ----------       ----------        -----------

        Net cash used by investing
          activities                                     (11,440)            -              (3,497)          (180,751)
                                                     -----------       ----------       ----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                 301,928             -                -               301,928
  Proceeds from notes payable-other                      365,000             -                -               365,000
  Proceeds from notes payable-shareholder                880,000             -                -               880,000
  Proceeds from notes payable to affiliates              475,000          156,591          687,000          2,424,191
  Principal payments on notes payable to
    affiliates                                           (90,000)            -                -              (140,000)
  Principal payments on notes payable-other             (265,000)            -                -              (265,000)
  Principal payments on notes payable-
    shareholder                                          (80,000)            -                -               (80,000)
                                                     -----------       ----------       ----------        -----------

        Net cash provided by financing
          activities                                   1,586,928          156,591          687,000          3,486,119
                                                     -----------       ----------       ----------        -----------

Net increase (decrease) in cash and
  cash equivalents                                        49,281          (11,689)          11,433             52,195

Cash and cash equivalents, beginning of
  year                                                     2,914           14,603            3,170               -
                                                     -----------       ----------       ----------        -----------

Cash and cash equivalents, end of year               $    52,195       $    2,914       $   14,603        $    52,195
                                                     ===========       ==========       ==========        ===========




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

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Nature of Operations and Summary of Significant Accounting Policies,
       Continued

       Property and Equipment

       Property and equipment are stated at cost. Provisions for depreciation are computed using the double-declining method based on the estimated useful lives of the assets, generally three to seven years. Expenditures that increase the value or extend the life of the asset are capitalized, while cost of maintenance and repairs are expensed as incurred. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized.

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

       Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standard No. 50.Revenue is generally recognized when the Company receives an "accounting" of recordings sold with payment from the licensee. In the event the Company has not received an "accounting" from the licensee and if the Company has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.

       Advertising Costs

       All costs related to general advertising are charged to expense as incurred. For the year ended March 31, 2005, the Company recorded total advertising expense of $116,046. There were no significant advertising expenses incurred during the three months ended March 31, 2004 and year ended December 31, 2003.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Nature of Operations and Summary of Significant Accounting Policies,
       Continued

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

       Income Taxes

       From inception of the Company through August 31, 2003, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, corporate income or loss passes through to the shareholder and therefore, no provision for federal or state income taxes has been recorded by the Company. On August 31, 2003, the Company converted certain debt and accrued interest owed to affiliates to equity. The affiliates were a corporation and a partnership that made the Company ineligible to be taxed under subchapter S of the Internal Revenue Code. Subsequent to August 31, 2003, the Company accounts for income tax using Statements of Financial Accounting (SFAS) No. 109 "Accounting for Income Taxes."

       Recent Accounting Pronouncements

       In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" (SFAS 123R). This statement revises SFAS No. 123, supercedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. Currently, this type of compensation expense is not reflected in the Company's Consolidated Statements of Operations. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after December 15, 2005. The Company plans to adopt the requirements of SFAS 123R effective January 1, 2006.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Nature of Operations and Summary of Significant Accounting Policies,
       Continued

       Recent Accounting Pronouncements, continued

       In December 2004, FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. The Company is in the process of reviewing FAS 109-1 and FAS 109-2; however, at this time the Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

       In November 2004, FASB Emerging Issues Task Force (EITF) reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

       In November 2004, FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated financial position, results of operations and cash flows, but do not expect SFAS No. 151 to have a material impact.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Nature of Operations and Summary of Significant Accounting Policies,
       Continued

       Going Concern

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $1,592,469, $205,994, and $736,364,for the year ended March 31, 2005, the three months ended March 31, 2004, and the year ended December 31, 2003 respectively. The Company had an accumulated deficit of $3,729,133 at March 31, 2005. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue receiving investment capital and loans from an affiliate and shareholder to complete promotion of the Company's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.


2.     Property and Equipment

       Property and equipment is comprised of the following at March 31, 2005:

         Furniture                                           $   18,161
         Music and computer equipment                            28,604
                                                             ----------

                                                                 46,765
         Less: accumulated depreciation                         (36,984)
                                                             ----------

                                                             $    9,871


       Depreciation expense was $ 8,465, $1,273, and $6,220, for the year ended March 31, 2005, the three months ended March 31, 2004, and the year ended December 31, 2003, respectively.


3.     Deposits

       At March 31, 2005, the Company had deposits of $15,366 for the rental of a vehicle and $11,006 for the rental of housing for the Artists and Manager of "3rd Wish" and "Pat Moe".

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.     Income Taxes

       From inception of the Company through August 31, 2003, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, corporate income or loss passes through to the shareholder and therefore, no provision for federal or state income taxes was recorded by the Company. On August 31, 2003, the Company converted certain debt and accrued interest owed to affiliates to equity. The affiliates were a corporation and a partnership that made the Company ineligible to be taxed under subchapter S of the Internal Revenue Code. Subsequent to August 31, 2003, the Company accounts for income tax using Statements of Financial Accounting (SFAS) No. 109 "Accounting for Income Taxes."

       The following table sets forth a reconciliation of federal income tax for the year ended March 31, 2005, the three months ended March 31, 2004, and the year ended December 31, 2003:

                                         Year Ended      Three Months     Year Ended
                                         March 31,       Ended March      December 31,
                                            2005           31, 2004          2003
                                         ----------      ------------     ----------

         Loss before income taxes        $(1,592,469)    $ (205,994)      $ (736,364)
                                         -----------     ----------       ----------

         Income tax benefit computed
          at statutory rates                (541,439)       (70,038)        (250,363)
         Valuation allowance                 540,596         69,322           83,210
         Losses passed through to
            Shareholders                        -              -             167,153
         Permanent differences, non-
          deductible expenses                    843            716             -
                                         -----------     ----------       ----------

           Tax benefit                   $      -        $     -          $     -
                                         ===========     ==========       ==========


       As of March 31, 2005, the Company has net operating loss carryforwards of approximately $2,038,613. The carryforwards begin to expire in the year 2023. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code. The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.

       Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero. In order to comply with generally accepted accounting principles, management has decided to establish the valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized. Significant components of the Company's deferred tax asset at March 31, 2005 are as follows:


         Net operating loss carryforwards                   $ (693,128)
         Less: valuation allowance                             693,128
                                                             ----------

         Net deferred tax assets                            $     -
                                                             ==========

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.     Notes Payable

       Shareholder

       On May 26, 2004 the Company borrowed $100,000 from Sugarcreek Capital, LLC. The terms of the note call for repayment of $104,000 on or before July 30, 2004. As security for the loan, Jeffrey D. Martin, a major stockholder, put up his 1/3 interest in Osceola Partners. On August 19, 2004 the note payable to Sugarcreek Capital, LLC was transferred to Jeffrey D. Martin, a major stockholder, in exchange for his 1/3 interest in Osceola Partners. This note is payable on demand.

       During the year ended March 31, 2005, Jeffrey D. Martin loaned the Company $825,000. The notes are payable on demand and bear interest at the rate of 8% per year. Accrued interest at March 31, 2005 was $17,144. Total principal payments of these notes were $80,000 during the year ended March 31, 2005. The dates and amounts of these individual note agreements entered into during the year ended March 31, 2005 and outstanding are as follows:


                  Date of Note                             Amount

                  May 24, 2004                         $   75,000
                  July 2, 2004                             30,000
                  August 26, 2004                           5,000
                  November 4, 2004                         80,000
                  November 11, 2004                        20,000
                  November 22, 2004                        15,000
                  December 3, 2004                         10,000
                  December 9, 2004                         20,000
                  December 13, 2004                        20,000
                  December 16, 2004                         4,000
                  February 1, 2005                         61,000
                  February 14, 2005                       100,000
                  February 15, 2005                        15,000
                  February 25, 2005                        60,000
                  March 10, 2005                           25,000
                  March 16, 2005                           80,000
                  March 21, 2005                           25,000
                  March 22, 2005                           10,000
                  March 23, 2005                           25,000
                  March 29, 2005                           30,000
                  March 30, 2005                           10,000
                  March 31, 2005                           25,000
                                                       ----------

                    Total                              $  745,000
                                                       ==========

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.     Notes Payable, continued

       Affiliates

     The Company's Board of Directors held a meeting on August 30, 2003 and unanimously approved a proposal received from Martin Consultants, Inc. and JT Investments, Ltd., affiliates of the Company, to convert the debt and accrued interest owed by the Company to equity. Martin Consultants, Inc. and JT Investments, Ltd. are 100% and 50%, respectively owned by Jeffrey D. Martin. The notes payable of $1,373,600 and related accrued interest of $208,383 were reclassified to equity on August 31, 2003 and Martin Consultants, Inc. was issued 43,000 shares (pre-merger) of common stock.

       On January 27, 2004, the Company borrowed $39,592 from JT Investments. The note is unsecured, bears interest at the rate of 8% per year and is payable on demand. The entire principal balance is outstanding at March 31, 2005. The Company recorded interest expense of $564 and $3,167 related to the note for the three months ended March 31, 2004 and year ended March 31, 2005, respectively.

       On November 18, 2004, the Company borrowed $25,000 (unsecured) from Jeffrey Martin Real Estate Co., a company owned by Jeffrey D. Martin. The note bears interest at the rate of 8% per year. The note and related interest expense of $895 were paid during the year ended March 31, 2005.

       At March 31, 2005, the balance of notes payable to Martin Consultants, Inc., a company owned by Jeffrey D. Martin, was $879,028. The notes bear interest at the rate of 8% per year and are secured by assets of the Company. The Company recorded interest expense of $ $45,162, $8,248, and $6,205 related to these notes for the year ended March 31, 2005, the three months ended March 31,2004 and year ended December 31, 2003, respectively. The dates and amounts of the individual note agreements with Martin Consultants, Inc. that remain outstanding at March 31, 2005 are as follows:

                Date of Note                               Amount

                December 31, 2003                        $  304,000
                January 7, 2004                              20,000
                February 15, 2004                            20,000
                February 25, 2004                            20,000
                March 8, 2004                                10,000
                March 11,2004                                12,000
                March 15,2004                                10,000
                March 24,2004                                15,000
                March 31, 2004                               10,000
                April 6, 2004                                10,000
                April 12, 2004                               10,000
                July 23, 2004                                20,000
                July 30, 2004                                10,000
                January 7, 2005                             400,000
                March 31, 2005                                8,028
                                                         ----------

                  Total                                  $  879,028
                                                         ==========

       Others

       On August 19, 2004 the Company borrowed $200,000 from Sugarcreek Capital, LLC. The Note was payable on December 30, 2004 and bore interest at the rate of 8% per year. Jeffrey D. Martin personally guaranteed this note. The note and related interest expense of $6,000 was paid during January 2005.

       On August 3, 2004 the Company borrowed $50,000 under a line of credit with an individual. Interest on the line of credit varies monthly. The line of credit is payable on demand and bore interest at a rate of approximately 6.5% per year during the year ended March 31, 2005. Jeffrey
       D. Martin personally guaranteed this line of credit. The line of credit and related interest expense of $1,619 were paid during February 2005.

       On October 4, 2004, the Company borrowed $15,000 from Market Management, Inc. (MMI). The note is unsecured, payable on demand, and bears interest at a rate of 6% per year. The balance of the note and related interest expense of $232 were paid during January 2005.

       On January 24, 2005, the Company borrowed $100,000 from MMI. The note is unsecured, payable on demand and bears interest at a rate of 10% per year. The Company recognized interest expense of $1,835 during the year ended March 31, 2005, related to this note.


6.     Capital Transactions

       The Company has offered a Private Placement Memorandum ("PPM") that offers for sale a maximum of 3,000,000 and a minimum of 1,000,000 shares of its common stock, $.001 par value at $.50 per share ("the Offering"). The shares are offered on a "best efforts" basis. The Offering will be made in reliance upon an exemption from registration under the federal securities laws provided by Regulation D as promulgated by the United States Securities and Exchange Commission ("SEC"). The Offering will terminate upon the earlier of (i) the sale of the 3,000,000 shares or
       (ii) May 31, 2004 unless extended by the Company for 120 days. The Company did extend the offering for 120 days and issued 603,856 shares with proceeds of $301,928. The Company amended the PPM reducing the share minimum to 100,000 shares. The offering concluded after the 120 day extension.

       On October 6, 2004 3,502,925 shares of common stock were returned to the treasury and cancelled.


7.     Related Party Transactions

       Related party payables at March 31, 2005, consisted of $9,254 for health insurance as of March 31, 2005. Additionally, notes payable to affiliates and a major shareholder at March 31, 2005 are presented at Note 5.


       The Company promotes an artist who is the son of the Company's major shareholder. Total advances to the son are approximately $376,756 as of March 31, 2005.

       On March 1, 2003, the Company entered into an agreement with All Star Consulting that established a fee of $5,000 per month, plus rent of an apartment and lease of a car, for services rendered as a Manager of Artists in Germany. Effective January 2005, the agreement was amended to increase the fee paid to All Star Consulting to $6,500 per month. Tony Harrison, a Vice President and Director of the Company, owns All Star consulting. In connection with the agreement, the Company expensed promotion fees of approximately $64,500, $15,000 and $50,000 for the year ended March 31, 2005, three months ended March 31, 2004, and the year ended December 31, 2003, respectively.


8.     Operating Leases

       The Company leases a vehicle and housing in Germany for the Artists and Manager of "3rd Wish". Rent expense under these leases was $68,999, $13,205 and $42,637 for the year ended March 31, 2005, the three months ended March 31, 2004 and the year ended December 31, 2003 respectively.

       Future minimum non-cancelable lease payments to be made through March 31, 2006 are approximately $68,000 at March 31, 2005.

9.     Nu-Sol Agreement And Impairment

       During May 2000, the Company entered into a financing agreement with Nu-Sol Productions, Inc. (NU-SOL). The purpose of the agreement is for NU-SOL to produce, manufacture, market, and commercially exploit the first LP by Precious Francis "Precious" entitled "Big Girls Don't Cry" and singles derived from the LP (the Property). The Company funded costs and expenses of $130,000 with respect to the production, manufacturing, marketing, and exploitation of the Property. Under terms established by the NU-SOL agreement, net revenues are to be distributed first to the Company, until the Company recoups 100% of the $130,000 advanced plus an additional $39,000. Thereafter, the Company receives 30% of all net revenues. The Company originally recorded the advance to NU-SOL as a loan receivable, but during 2001, the Company deemed the advance uncollectible and recognized an impairment charge.


10.    Distribution And Service Agreements

       During May 2004, the company entered into a five and one-half year Distribution and Service Agreement with Cheyenne Records GmbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings by 3rd Wish in Germany, Switzerland and Austria. Under the agreement, Cheyenne is to receive a distribution and service fee of 45% of all net receipts (gross receipts less Value Added Tax of approximately 16%). The agreement requires Cheyenne to perform certain services including booking commercial concerts and concert tours, securing personal appearances of "3rd Wish", securing advertising, endorsements and related activities of "3rd Wish", and music publishing/sub-publishing throughout the territory. In consideration for these services except music publishing/sub-publishing, Cheyenne is to receive 35% of all net receipts paid by third parties. The agreement provides for the Company/Cheyenne to split music publishing revenues on a 75%/25% basis. Cheyenne reported that as of December 31, 2004 approximately 202,000 copies of the "3rd Wish" recordings had been sold and the Company recorded license revenue of $115,227 for the year ended March 31, 2005.


11.    License Agreements

       On October 11, 2004, the Company entered into a fifteen-year license agreement with Three8 Music Limited (Three8). The terms of the license agreement grant Three8 all rights to the single release by "3rd Wish" entitled "Obsession" in the United Kingdom and Eire, for which the Company earns royalties of 19% calculated on 100% sales of Three8's published dealer price less certain packaging deductions. Additionally, for any third party licensing or digital delivery, the Company is to receive 50% of Three8's net United Kingdom sourced royalty receipts. In connection with the license agreement, the Company received a $15,000 advance that was initially recorded as deferred revenue and will be recognized as revenue as license fees are earned under the agreement. At March 31, 2005, the accompanying financial statements reflect license fees of $500 and deferred revenue of $14,500 related to this agreement.

       On November 12, 2004, the Company entered into a five year license agreement with NRJ Music (NRJ). The license agreement grants NRJ the exclusive right to the audio and/or audiovisual recordings of "3rd Wish" for the purpose of reproducing them on all media in France, Dom Tom, Andorra, Monaco, and Belgium. In consideration of the exclusive rights granted, NJR shall pay the Company a royalty for sales (less returns) of 19-22% in France, Dom Tom, Andorra and Monaco and 13-15% in Belgium. In addition the Company may earn additional royalties related to phonograms, videograms, and other digital media as defined in the agreement. In connection with the license agreement, the Company received a $16,822 advance that was initially recorded as deferred revenue and will be recognized as revenue as license fees are earned under the agreement. At March 31, 2005, the accompanying financial statements reflect license fees of $1,402 and deferred revenue of $15,420 related to this agreement.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.    License Agreements, continued

       On November 26, 2004, the Company entered into a five-year license agreement with Shock Records Pty Ltd (Shock). The license agreement grants Shock the exclusive right to the single release by "3rd Wish" entitled "Obsession" in Australia and New Zealand. Under the license agreement the Company is to receive royalties of 18-22% of net sales, which excludes any sales tax and includes any discounts. Shock retains the right to license the recording for third party, compilation and synchronization use in the territory and the Company shall receive 50% of any third party income. Shock retains exclusive right to copy, extract, digitally encode, sell, distribute, and otherwise exploit the recording in digital format via any interactive technology. In connection with the license agreement, the Company received a $5,150 advance that was initially recorded as deferred revenue and will be recognized as revenue as license fees are earned under the agreement. At March 31, 2005, the accompanying financial statements reflect license fees of $429 and deferred revenue of $4,721 related to this agreement.

       On December 14, 2004, the Company entered into a three-year license agreement with NMC Music Ltd. (NMC). The license agreement grants NMC exclusive rights to the single release by "3rd Wish" entitled "obsession" in Israel. The Company shall receive royalties of 18% calculated on 100% of net sales.

       On January 17, 2005, the Company entered into a three-year license agreement with Megaliner Records (Megaliner). The license agreement grants Megaliner exclusive rights to the single release by "3rd Wish" entitled "Obsession" including all available remixes. The territories covered by the license agreement with Megaliner includes Russia, Azerbaijan, Armenia, Georgia, Moldova, Kazakstan, Krygystan, Tajikistan, Uzbekistan, Turkmenistan, Ukraine, Republic of Belarus, Lithuania, Lativa and Estonia. Under the terms of the agreement the Company is to receive royalties of 20% of the published dealer price with no deductions allowed. In addition the Company/Megaliner shall split any third party income and broadcasting income on a 60%/40% basis. In connection with the license agreement, the Company received an advance of $750 and will record the advance as revenue as earned under the agreement.

       On February 14, 2005, the Company entered into a license agreement with VIDISCO. The license agreement grants VIDISCO exclusive rights to the single release by "3rd Wish" entitled "Obsession" in Portugal. The Company shall receive royalties of 18% calculated on 100% net sales.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.    Music Video Production Agreements

       During the year ended March 31, 2005, the Company entered into Music Video Production Agreements with 1171 Production Group (Production Company). Production Company produced music videos embodying performances by "3rd Wish" and "Pat Moe'. As of March 31, 2005 all contractual obligations have been completed and the Company recorded total video production expenses of $406,525 related to these agreements.


13.    Content License Agreement

       On September 10, 2004, the Company entered into a Content License Agreement with JAMBA!AG (JAMBA) for the distribution of mobile content including ring tones, wallpaper, and logos through the JAMBA service and JAMBA Network. The Content License Agreement is non-exclusive and covers the territories of Germany, Switzerland, and Austria. The term of the agreement commences on the date of the agreement and terminates upon a three month written notice by either party. In consideration of the authorizations granted to JAMBA in the agreement, JAMBA will pay the Company a license fee from all paid and successfully completed downloads of content by end users as set forth in the agreement, which shall be calculated from the net revenue (revenue less value added tax.) The Company has not recorded any revenue related to this agreement. In accordance with SAB 104, the Company will record revenue related to the Content License Agreement when the license revenue is fixed or determinable and collectibility is reasonably assured.

14.    Video Ringtone And Promotion Video License Agreement

       On March 9, 2005, the Company entered into a Framework Master and Video Ringtone and Promotion Video License Agreement ( Framework Agreement) with Jamster International Sarl (Jamster) whereas Jamster desires to distribute Master Ringtones and Video Ringtones of certain of the Company's tracks to include excerpts of certain of the Company's promotion video clips into such television advertising campaigns. The video description, license period, territory, exclusivity and any other rights granted to Jamster shall be described in each case by signature of an individual written order form. The term of the Framework Agreement shall remain effective unless terminated by either of the parties. In consideration of the rights granted in the order form(s), Jamster shall pay the Company for each fully paid and completed download of the Ringtone in its monophonic, polyphonic Master and Video Ringtone version a lump sum of $0.40 for Master Ringtones/Video Ringtones and $0.15 for tones which trigger a new subscription between end user consumer and distributor as compensation for the use of the video. The Company has not recorded any revenue related to this agreement. In accordance with SAB 104, the Company will record revenue related to the Framework when the license revenue is fixed or determinable and collectibility is reasonably assured.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.    Publishing Agreement

       On January 17, 2002, the Company entered into a publishing agreement with Broadcast Music, Inc. (BMI) for the period from July 1, 2001 to June 30, 2006. In accordance with the agreement, the Company hereby sells, assigns and transfers to BMI, its successors or assigns all rights which the Company owns or acquires publicly to perform, and to license others to perform, anywhere in the world and part or all musical compositions; the non-exclusive right to record, and to license others to record, any part or all of any of the musical compositions on electrical transcriptions, wire, tape, film or otherwise, but only for the purpose of performing such musical compositions publicly by means of radio and television or for archive or audition purposes; and the exclusive right to adapt or arrange any part or all of any of the musical compositions for performance purposes, and to license others to do so. As consideration for all rights granted to BMI hereunder, BMI agrees to pay the Company upon the basis of current performance rates generally paid by BMI for its affiliated publishers for similar performances. The Company has not recorded any revenue related to the agreement. In accordance with SAB No. 104 the Company will record publishing revenues when the revenue is fixed or determinable and collectibility is reasonably assured.


16.    Commitments

       Exclusive Artist Recording Agreements

       At March 31, 2005, the Company had entered into long-term Exclusive Artist Recording Agreements with five artists, which include the three Artists of "3rd Wish", the Artist "PatMoe" and the Artist "Precious Dawn Francis" for the purpose of engaging the exclusive personal services of the Artists for making master sound recordings for distribution in any medium. The territory for the agreements shall be worldwide. All master recordings made by the Artists during the terms of the agreements shall be recorded by the Artists on the Company's behalf, and all phonograph records and related performances shall be the entire property of the Company; the Company shall have the right to secure sound recording copyright; and the Company and its licensees shall have the sole and exclusive right to use the recordings throughout the world or any part thereof in any mannerit sees fit. The Company may pay all specifically approved recording costs in connection with the master recordings made hereunder, and all recording costs shall be deemed fully recoupable advances to the Artists and shall be deducted from any and all royalties payable to the Artist by the Company under this or any and all royalties payable to the Artists by the Company. Any and all monies paid to or on behalf of the Artists during the term of the agreement shall be fully recoupable, non-returnable advances unless otherwise expressly agreed in writing between the Company and the Artists. The Company has the right, but not the obligation to have the Artists participate in the creation of music videos and 100% of any and all monies expended by or advanced by the Company for the production of music videos shall constitute additional fully recoupable advances hereunder. The Company shall own any and all rights in and to said music videos in perpetuity.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.    Commitments, continued

       Exclusive Artist Recording Agreements, continued

       In its sole discretion, the Company may choose, at any time during the term of the agreements, to license master recordings made by the Artists to third parties on a flat fee or royalty basis, or to enter into a distribution agreement with a third party distributor for the distribution of phonograph records embodying master recordings recorded by the Artists through normal retail channels in the United States and worldwide. With respect to master recordings of the Artists licensed to third parties on a flat-fee basis, the Company shall pay the Artists 20-50% of the net amount received by the Company under such license. With respect to master recordings of the Artists licensed to third parties on a royalty basis, and with respect to phonograph recordings released through a distributor selected by the Company, the Company shall pay the Artists the lesser of 20-50% of the Company's net earned royalty receipts under such license or distribution agreement, or 20-50% of the basic album or single rate as defined in the agreements. Further, in its sole discretion, the Company may choose to commercially release phonograph records through the Company's own distribution network. In such event, the Company agrees to pay the Artists royalties based on the basic album or singe rate as defined in the agreements. For phonograph recordings that are exported or sold outside the United States and through record clubs or similar plans, the Artists shall be paid a royalty of 20-50% of the amounts provided of the above mentioned amounts. In addition, the Artists may earn royalties related to licenses for musical compositions, music video licenses and merchandising.

       At March 31, 2005, the Artists had earned royalties of approximately $29,000, based on the year end reported licensing revenues. However, the Company is not obligated to pay any royalties until total advances to Artists of $1,140,737 at March 31, 2005 (plus any future advances) have been recouped.

       Music Publishing Agreements

       At March 31, 2005, the Company had entered into long-term Music Publishing Agreements with four individual Writers, which include the three Artists of "3rd Wish" and the Artist "PatMoe". The Company engaged the Writers to render the Writer's exclusive services as songwriters and composers based upon terms and conditions set forth in the agreements. In accordance with the agreements, the Writers grant all rights to all musical compositions written or owned by the Writers and all musical compositions shall be the Company's exclusive property as sole owner. The Company shall pay royalties to the Writers based on various terms and conditions set forth in the agreements. There have been no royalties earned by the writers related to the agreements.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.    Commitments, continued

       Personal Management Agreement

       At March 31, 2005, the Company had entered into long-term Personal Management Agreements with four Artists, which include the three Artists of "3rd Wish" and the Artist "PatMoe". The Company accepts the engagement as the Artists' sole and exclusive personal management company in connection with all activities in the entertainment industries throughout the world, including but not limited to their services as musicians, songwriters, actors, publishers, packagers or performers in any medium now known or hereafter devised. For personal management services performed, the Artists agree to pay the Company 15% of all gross compensation earned or received as a result of activities in the entertainment industry. However, the Company shall not be entitled to commissions by the Artists from the sale, license, or grant of any literary or music rights to the Company or any person, firm, or corporation owned or controlled by the Company. During the year ended March 31, 2005, the Company earned commissions of $3,241, all related to live performances.


17.    Supplemental Disclosures Of Cash Flow Information

       During the year ended March 31, 2005, approximately $15,000 was paid for interest. No cash was paid for interest during the three months ended March 31, 2004 and year ended December 31, 2003.

       No cash was paid during the year ended March 31, 2005, three months ended March 31, 2004, and for the year ended December 31, 2003 for income taxes.

       Non-cash financing transactions:

       A reclassification of notes payable and accrued interest to equity of $1,581,983 was approved by the Board of Directors during 2003 and is presented at Note 5.


18.    Concentrations Of Risk And Major Customer

       The Company is economically dependent on an affiliate owned by the Company's major shareholder.

       The Company is dependent on the success of the Artists. The talent would be difficult to replace.


       The license revenues of $115,227 for the year ended March 31, 2005 related to the Distribution and Service Agreement with Cheyenne accounted for approximately 84% of total revenues.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



19.    Comparative Financial Information

       The comparative statements of operations for the years ended March 31, 2005 and 2004 are as follows:

                                                                  2004
                                                 2005          (Unaudited)

       Revenues                               $   120,862      $      176
       Expenses
       Operating expenses                       1,310,933         588,745
       General and administrative expenses        318,150         166,083
                                                  -------         -------
       Loss from operations                    (1,508,221)       (754,652)
       Interest expense                           (84,248)        (57,836)
                                              -----------      ----------

       Net Loss                               $(1,592,469)     $ (812,488)
                                              ===========      ==========

       Basic and Diluted Loss per share       $     (0.06)     $    (0.05)
                                              ===========      ==========

       Basic and Diluted Weighted Average
         shares outstanding                    24,813,714       16,408,277(1)
                                              ===========      ===========


       (1) Number of shares outstanding to reflect reverse merger and for comparison purposes only.


20.    Subsequent Events

       During April 2005, the Company entered into a 5.5 year Distribution and Service Agreement with Cheyenne Records GMbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings of the artist "Pat Moe" in Germany, Switzerland and Austria. Cheyenne is to receive a distribution and service fee of 30% to 36% of all net receipts (gross receipts less Value Added Tax of approximately 16%). In addition, Cheyenne will perform certain services including booking commercial concerts and concert tours, securing personal appearances of "Pat Moe", securing advertising, endorsements, and related activities of "Pat Moe" and music publishing /subpublishing throughout the territory. In consideration for these services, except music publishing/subpublishing, Cheyenne is to receive 15-30% of all net receipts. The Company/Cheyenne shall split music publishing revenues on a 75%/25% basis.

       On June 14, 2005, the Company entered into a business management agreement with Mr. Andy Lai for services performed in Asia and shall continue in perpetuity until written notice of termination is given by either party. Mr. Lai shall act as Business Manager and services shall include contract negotiations, securing recordings distribution, arranging live performances and tours, securing of sponsorships, as well as other business activities that are necessary for the advancement of the artists that are represented by the Company. The Company agrees to compensate Mr. Lai ten percent (10%) of the net revenues collected as a direct result of his negotiations in Asia and should the Company through its own resources enter into a recording or distribution agreement with a major company and the agreement includes Asia, Mr. Lai shall be compensated five percent (5%) of the net revenues resulting from said agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. The Company did however change its certifying accountants from David T. Thomson P.C. to Thomas Leger & Co. LLP in March of 2004, and from Thomas Leger & Co. LLP, to Ham, Langston & Brezina LLP in January of 2005.

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

(vii)On January 7, 2005, the Registrant dismissed Thomas Leger & Co., LLP from its position as the Company's independent accountants.

(viii) The audit report of Thomas Leger & Co., LLP, on July 21, 2004, for the balance sheet as of March 31, 2004, and the related consolidated statements of operations, shareholders' deficit and cash flows for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 and for the period from August 19, 1999 (date of inception) through March 31, 2004 contained no adverse opinion, disclaimer of opinion or modification of the opinion other than the substantial doubt about the Company's ability to continue as a going concern.

(ix)The Registrant's Board of Directors participated in and approved the decision to change independent accountants.

(x) In connection with its audit for the most recent fiscal year and the interim period until the date of dismissal , there have been no disagreements with Thomas Leger & Co., LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Thomas Leger & Co., LLP would have caused them to make reference thereto in their report on the financial statements.

(xi) During the most recent fiscal year and the interim period until the date of dismissal , there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

(xii) The Registrant requested that Thomas Leger & Co., LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements

(xiii) New independent accountants

     On January 7, 2005, the Registrant engaged Ham, Langston, & Brezina LLP to audit its financial statements for the year ended March 31, 2005. During the two most recent fiscal years and through March 31, 2005, the Registrant has not consulted with Ham, Langston, & Brezina LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written report or oral advise was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.


Item 8A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filling date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

None

                                    PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

     The following table sets forth as of June 29, 2005, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

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

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor defenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

     (i) acting as a future commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company or engaging in or continuing any conduct or practice in connection with such activity;

     (ii) engaging in any type of business practice; or

     (iii)engaging in any activity in connection with the purchased or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or other wise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2005, the end of the Company's last completed fiscal year):

 Name                   Year          Compensation
-------                -------       --------------
Charles Camorata           2005         $ 50,000
Kevin Monson *             2004             None
Kevin Monson               2003             None
Kevin Monson               2002             None

*  Resigned on January 31, 2004

Cash Compensation

     There was no cash compensation, other than the $50,000 compensation to Charles Camorata paid to any director or executive officer of the Company during the fiscal years ended March 31, 2005, 2004, and 2003.


Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans.

None.

Pension Table

None.

Other Compensation

None.

Compensation of Directors.

None.

Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or change in the person's responsibilities following a changing in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 19, 2005 the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially , more than 5% of the 23,107,856 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of          Name of                   Amount and Nature         Percentage
Class          Beneficial Owner         of Beneficial Ownership (1)    of Class
---------     ------------------        ----------------------------  ----------


OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common          Charles Camorata        200,000                          0.9%

Common          Tony Harrison           200,000                          0.9%

Common          Karen Pollino           109,500                          0.5%

Common          Jeffrey Martin (1)   21,540,156                         93.2%


                All officers and
                Directors as a Group
                (3) persons             509,500                          2.2%

(1) Includes shares owned by Martin Consultants, Inc. and Am-Pac Investments.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's Board of Directors held a meeting on August 30, 2003 and unanimously approved a proposal received from Martin Consultants, Inc. and JT Investments, Ltd., affiliates of the Company, to convert the debt and accrued interest owed by the Company to equity. Martin Consultants, Inc. and JT Investments, Ltd. are 100% and 50%, respectively owned by Jeffrey D. Martin. The notes payable of $1,373,600 and related accrued interest of $208,383 were reclassified to equity on August 31, 2003 and Martin Consultants, Inc. was issued 43,000 shares (pre-merger) of common stock.

On November 18, 2004, the Company borrowed $25,000 (unsecured) from Jeffrey Martin Real Estate Co., a company owned by Jeffrey D. Martin. The note bears interest at the rate of 8% per year. The note and related interest expense of $895 were paid during the year ended March 31, 2005.

Notes payable to shareholders and affiliates consist of the following at March 31, 2005:


         Notes payable upon demand to Jeffrey Martin
             secured by the assets of the
             Company, interest at 8% per annum                       $  845,000

         Notes payable upon demand to Martin Consultants, Inc.,         879,028
             secured by the assets of the
             Company, interest at 8% per annum

         Note payable upon demand to JT Investments, Ltd.,
             unsecured, interest at 8% per annum                         39,592
                                                                      ---------

                                                                   $  1,763,620


Accounts payable due to an affiliate consisted of $9,254 for health insurance as of March 31, 2005.

The Company promotes an artist who is the son of the Company's major shareholder. Total advances to the son are approximately $376,756 as of March 31, 2005.

On March 1, 2003, the Company entered into an agreement with All Star Consulting to establish a fee of $5,000 per month plus rent of an apartment and lease of a car for services rendered as a Manager of Artists in Germany. Effective January 1, 2005,the Company amended the agreement to increase the fee paid to All Star Consulting to $6,500 per month. All Star consulting is owned by Tony Harrison, who is a Vice President and Director of the Company. In connection with the agreement, the Company expensed promotion fees of approximately $64,500, $15,000 and $50,000 for the year ended March 31, 2005, three months ended March 31, 2004, and the year ended December 31, 2003, respectively.


TRANSACTIONS WITH PROMOTERS

     There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        10.1 Contract with Andy Lai dated June 14, 2005 for Distribution Rights in Asia


ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                                          2005           2004
Audit Fees (1)                          $29,511       $ 17,792

Audit Related Fees(2)                         -         36,668

Tax Fees                                      -             -

All Other Fees                          ----------  ---------

Total                                  $ 29,511      $  54,460
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

                                  SKREEM ENTERTAINMENT CORPORATION



Date: June 28, 2005              By /s/ Charles Camorata
                                    ----------------------------------
                                  Charles Camorata, Principal Executive Officer

Date: June 28, 2005              By /s/ Karen Pollino
                                  ----------------------------------
                                  Karen Pollino, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                           Title                          Date
      -------                        --------                      --------

/s/ Charles Camorata
 Charles Camorata               Principal Executive Officer     June 28, 2005

/s/ Karen Pollino
 Karen Pollino                  Chief Financial Officer         June 28, 2005

/s/ Tony Harrison
 Tony Harrison                  Vice President & Director       June 28, 2005

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





Dated: June 28, 2005

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

Dated: June 28, 2005

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

June 28, 2005

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

June 28, 2005