Form 10QSB
period 2005-06-30
SKREEM ENTERTAINMENT CORP
filed 2005-08-15
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

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

                                 Yes |X| No |_|

           Class                Shares Outstanding                 Date
 Common, $.001 par value            23,107,856                 June 30, 2005

                                TABLE OF CONTENTS

                        SKREEM ENTERTAINMENT CORPORATION

                          Part I. Financial Information




Item 1.   Consolidated Financial Statements

         Unaudited Consolidated Condensed Balance Sheet - June 30, 2005                                  3


         Unaudited Consolidated Condensed Statements of Operations for the three months ended
           June 30, 2005 and 2004 and for the period from inception, August 19, 1999, to June
           30, 2005                                                                                      4


         Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended
           June 30, 2005 and 2004 and for the period from inception, August 19, 1999, to June            5
           30, 2005


         Unaudited Consolidated Condensed Statement of Changes in Shareholders' Deficit
           for the period from inception, August 19, 1999, to June 30, 2005                              6

         Notes to the Unaudited Consolidated Financial Statements                                        8

Item 2.   Management's Discussion and Analysis or Plan of Operation                                      10

Item 3.   Controls and Procedures                                                                        12

                                             Part II. Other Information

Item 1.   Legal Proceedings                                                                              12


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                    12

Item 3.   Defaults Upon Senior Securities                                                                12


Item 4.   Submission of Matters to a Vote of Security Holders                                            12


Item 5.   Other Information                                                                              12


Item 6.   Exhibits                                                                                       12

          Signatures                                                                                     14

          Certifications                                                                                 14

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
June 30, 2005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      ASSETS


 Current assets:
     Cash and Cash equivalents                                            $       14,720
     Prepaid expenses and deposits                                                34,059
                                                                          ---------------
                                                                          ---------------

       Total current assets                                                       48,779


 Property and equipment, net                                                       8,979
                                                                          ---------------
                                                                          ---------------


         Total assets                                                     $       57,758
                                                                          ===============
                                                                          ===============

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

 Current liabilities:
     Accounts payable and accrued liabilities                             $      144,585

     Related party payable                                                         9,254
     Deferred revenue                                                             19,337
     Accrued interest - shareholder and affiliates                               114,901
     Notes payable - shareholder                                               1,064,000
     Notes payable - affiliates                                                  933,620
     Notes payable - other                                                       100,000
                                                                          ---------------
                                                                          ---------------

       Total current liabilities                                               2,385,697
                                                                          ---------------
                                                                          ---------------

 Shareholders' equity:
     Preferred shares - $0.001 par value; 1,000,000

       authorized, no shares issued or outstanding                                     -
     Common shares - $0.001 par value; 50,000,000
       authorized; 23,107,856 shares issued and
       outstanding                                                                23,108
     Additional paid - in capital                                              1,860,823
     Losses accumulated in the development stage                              (4,211,870)
                                                                          ---------------
                                                                          ---------------

       Total shareholders' equity                                             (2,327,939)
                                                                          ---------------
                                                                          ---------------


         Total liabilities and shareholders' equity                       $       57,758
                                                                          ===============
                                                                          ===============



        The accompanying notes are an integral part of these consolidated condensed financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2005 and 2004 and for the Period
From Inception, August 19, 1999, to June 30, 2005
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      Three Months Ended                   Inception to
                                                          -------------------------------------------
                                                          -------------------------------------------
                                                               June 30,               June 30,               June 30,
                                                                 2005                   2004                   2005
                                                          --------------------   --------------------   --------------------
                                                          --------------------   --------------------   --------------------


 Revenues                                                 $            22,759    $                 -    $           146,547

 Expenses
     Operating                                                      (362,823)              (238,172)            (2,773,686)
     General and administrative                                     (106,166)               (93,550)            (1,104,987)

     Impairment of loan receivable                                          -                      -              (130,000)
                                                          --------------------   --------------------   --------------------
                                                          --------------------   --------------------   --------------------

       Total expenses                                               (468,989)              (331,722)            (4,008,673)
                                                          --------------------   --------------------   --------------------
                                                          --------------------   --------------------   --------------------

       Loss from operations                                         (446,230)              (331,722)            (3,862,126)

 Interest expense                                                    (36,507)               (10,989)              (349,744)
                                                          --------------------   --------------------   --------------------
                                                          --------------------   --------------------   --------------------

         Net loss                                         $         (482,737)    $         (342,711)    $       (4,211,870)
                                                          ====================   ====================   ====================
                                                          ====================   ====================   ====================

 Weighted Average Shares Outstanding -
     basic and diluted                                             23,107,856             26,244,100
                                                          ====================   ====================
                                                          ====================   ====================

 Loss Per Share -

     basic and diluted                                    $            (0.02)    $            (0.01)
                                                          ====================   ====================
                                                          ====================   ====================







        The accompanying notes are an integral part of these consolidated condensed financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT For the period from inception, August 19, 1999, to June 30, 2005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                            Losses
                                                                                         Accumulated
                                                                       Additional         During the
                                            Common Stock                Paid-In          Development
                                   -------------------------------
                                   -------------------------------
                                       Shares           Amount          Capital             Stage               Total
                                   ----------------   ------------  -----------------  -----------------  ------------------
                                   ----------------   ------------  -----------------  -----------------  ------------------

Balance at Inception,

    August 19,1999                               -    $         -   $              -   $              -   $               -


Issuance of common stock                    20,000             20                  -                  -                  20


Net loss                                         -              -                  -           (84,021)            (84,021)
                                   ----------------   ------------  -----------------  -----------------  ------------------


Balance at December 31, 1999                20,000             20                  -           (84,021)            (84,001)


Net loss                                         -              -                  -          (230,879)           (230,879)
                                   ----------------   ------------  -----------------  -----------------  ------------------


Balance at December 31, 2000                20,000             20                  -          (314,900)           (314,880)


Net loss                                         -              -                  -          (494,816)           (494,816)
                                   ----------------   ------------  -----------------  -----------------  ------------------


Balance at December 31, 2001                20,000             20                  -          (809,716)           (809,696)


Net loss                                         -              -                  -          (384,590)           (384,590)
                                   ----------------   ------------  -----------------  -----------------  ------------------


Balance at December 31, 2002                20,000             20                  -        (1,194,306)         (1,194,286)

Reclassification of

    debt to equity                          43,000             43          1,581,940                              1,581,983


Net loss                                         -              -                  -          (736,364)           (736,364)
                                   ----------------   ------------  -----------------  -----------------  ------------------


Balance at December 31, 2003                63,000             63          1,581,940        (1,930,670)           (348,667)

Effect of issuance of common
    stock and recapitalization
    in a reverse acquisition

    transaction                         25,943,925         25,944           (25,944)                  -                   -


Net loss                                         -              -                  -          (205,994)           (205,994)
                                   ----------------   ------------  -----------------  -----------------  ------------------


Balance at March 31, 2004               26,006,925    $    26,007   $      1,555,996   $    (2,136,664)   $       (554,661)
                                   ================   ============  =================  =================  ==================






         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT For the period from inception, August 19, 1999, to June 30, 2005

                                                                                            Losses
                                                                                         Accumulated
                                                                       Additional         During the
                                            Common Stock                Paid-In          Development
                                   -------------------------------
                                   -------------------------------
                                       Shares           Amount          Capital             Stage               Total
                                   ----------------   ------------  -----------------  -----------------  ------------------
                                   ----------------   ------------  -----------------  -----------------  ------------------


Balance at March 31, 2004               26,006,925    $    26,007   $      1,555,996   $    (2,136,664)   $       (554,661)

Proceeds from issuance of

    common stock                           603,856            604            301,324                  -             301,928


Cancellation of shares                 (3,502,925)        (3,503)              3,503                  -                   -


Net loss                                         -              -                  -        (1,592,469)         (1,592,469)
                                   ----------------   ------------  -----------------  -----------------  ------------------


Balance at March 31, 2005               23,107,856         23,108          1,860,823        (3,729,133)         (1,845,202)


Net loss                                         -              -                  -          (482,737)           (482,737)
                                   ----------------   ------------  -----------------  -----------------  ------------------


Balance at June 30, 2005                23,107,856    $    23,108   $      1,860,823   $    (4,211,870)   $     (2,327,939)
                                   ================   ============  =================  =================  ==================




         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2005 and 2004 and for the Period
From Inception, August 19, 1999, to June 30, 2005
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                           Three Months Ended               Inception to
                                                                 ---------------------------------------
                                                                 ---------------------------------------
                                                                     June 30,             June 30,            June 30,
                                                                       2005                 2004                2005
                                                                 ------------------   ------------------  ------------------
                                                                 ------------------   ------------------  ------------------

 Cash Flows from Operating Activities:

     Net loss                                                    $       (482,737)    $       (342,711)   $     (4,211,870)
     Adjustments to reconcile net loss to net cash
       used by operating activities:

       Depreciation expense                                                    892                1,271              41,772

       Impairment of loan receivable                                             -                    -             130,000

       Accrued interest converted to equity                                      -                    -             208,405

       Expenses paid by shareholder and affiliate                           35,000                    -              88,026
       Changes in operating assets and liabilities:

         Decrease in accounts receivable                                   114,257                    -                   -

         Increase in prepaid expenses and deposits                           1,557                    -            (34,038)
         Increase (decrease) in accounts payable and

           accrued liabilities                                              80,538              (6,231)             153,838

         Increase in interest payable to affiliates                         30,008               10,989             114,881

         (Decrease) increase in deferred revenue                          (15,990)                    -              19,338
                                                                 ------------------   ------------------  ------------------
                                                                 ------------------   ------------------  ------------------


           Net cash used by operating activities                         (236,475)            (336,682)         (3,489,648)
                                                                 ------------------   ------------------  ------------------
                                                                 ------------------   ------------------  ------------------

 Cash Flows From Investing Activities

     Payments for purchase of property and equipment                             -                    -            (50,751)

     Loan receivable                                                             -                    -           (130,000)
                                                                 ------------------   ------------------  ------------------
                                                                 ------------------   ------------------  ------------------


           Net cash provided by investing activities                             -                    -           (180,751)
                                                                 ------------------   ------------------  ------------------
                                                                 ------------------   ------------------  ------------------

 Cash Flows From Financing Activities

     Proceeds from issuance of common stock                                      -              266,828             301,928

     Proceeds from notes payable - other                                         -                    -             365,000

     Proceeds from notes payable - shareholder                             184,000              195,000           1,064,000

     Proceeds from notes payable - affiliate                                15,000                    -           2,439,191

     Principal paymets on notes payable - other                                  -                    -           (265,000)

     Principal paymets on notes payable - shareholder                            -                    -           (140,000)

     Principal paymets on notes payable - affiliate                              -             (65,000)            (80,000)
                                                                 ------------------   ------------------  ------------------
                                                                 ------------------   ------------------  ------------------


           Net cash used by financing activities                           199,000              396,828           3,685,119
                                                                 ------------------   ------------------  ------------------
                                                                 ------------------   ------------------  ------------------


 Net increase (decrease) in cash and cash equivalents                     (37,475)               60,146              14,720


 Cash and cash equivalents, beginning of period                             52,195                2,915                   -
                                                                 ------------------   ------------------  ------------------
                                                                 ------------------   ------------------  ------------------


 Cash and cash equivalents, end of period                        $          14,720    $          63,061   $          14,720
                                                                 ==================   ==================  ==================
                                                                 ==================   ==================  ==================






         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Skreem Entertainment Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim inancial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes, which are included as part of consolidated financial statements as of March 31, 2005 included in the Company's Form 10KSB.

Note 2 - ACCOUNTING POLICY FOR REVENUE RECOGNITION

Revenue is recognized in accordance with Staff Accounting  Bulletin No. 104 (SAB
104) when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery has occurred or services have been rendered or the license period has begun; and collect ability is reasonably assured.

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

Note 3 - NOTES PAYABLE

Shareholder

During the quarter ended June 30, 2005, Jeffrey D. Martin, a major stockholder loaned the Company $219,000. The note is payable on demand and bears interest at the rate of 8% per annum. Interest on this note begins to accrue on July 1, 2005.


Affiliates

During the quarter ended June 30, 2005, the company borrowed $15,000 from Am-Pac Investments. The note is payable on demand and bears interest at a rate of 8% per annum. Interest on this note begins to accrue on July 1, 2005. Am-Pac
Investments is 100% owned by Jeffrey D. Martin, a major shareholder of the company.

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Note 4 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $ 482,737 for the quarter ended June 30, 2005. The Company had an accumulated deficit of $4,211,870 at June 30, 2005. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from a major shareholder and an affiliate in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue receiving investment capital from a shareholder and an affiliate and obtaining loans to complete promotion of the Company's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

Note 5 - BUSINESS MANAGEMENT AGREEMENT

On June 14, 2005, the Company entered into a business management agreement with Mr. Andy Lai for services performed in certain countries in Asia and shall continue in perpetuity until written notice of termination is given by either party. Mr. Lai shall act as Business Manager and services shall include contract negotiations, securing recordings distribution, arranging live performances and tours, securing of sponsorships, as well as other business activities that are necessary for the advancement of the artists that are represented by the Company. The Company agrees to compensate Mr. Lai ten percent (10%) of the net revenues collected as a direct result of his negotiations in Asia and should the Company through its own resources enter into a recording or distribution agreement with a major company and the agreement includes certain countries in Asia, Mr. Lai shall be compensated five percent (5%) of the net revenues resulting from said agreement. The Company has not recorded any transactions related to this agreement.

Note 6 - DISTRIBUTION AGREEMENT

During April 2005, the Company entered into a 5.5 year Distribution and Service Agreement with Cheyenne Records GMbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings of the artist "Pat Moe" in Germany, Switzerland and Austria. Cheyenne shall receive a distribution and service fee of 30% to 36% of all net receipts (gross receipts less Value Added Tax of approximately 16%). In addition, Cheyenne will perform certain services including booking commercial concerts and concert tours, securing personal appearances of "Pat Moe", securing advertising, endorsements, and related activities of "Pat Moe" and music publishing /sub publishing throughout the territory. In consideration for these services, except music publishing/sub publishing, Cheyenne shall receive 15-30% of all net receipts. The Company/Cheyenne shall split music publishing revenues on a 75%/25% basis. The Company has not recorded any revenue related to this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company plans to continue operations by developing current acts into successful music performing and recording acts. The Company currently is actively promoting two acts, "3rd Wish" and "Pat Moe". These two acts will tour, perform, make public appearances, and continue to record as opportunities are located. The Company is uncertain as to when these acts may enter the U.S. market. As of March 31 2005, neither of the Company's acts have received gold records for album sales.

The countries in which the Company is currently promoting its acts are as follows:


Pat Moe                                            3rd Wish
--------                                            ----------

Germany, Switzerland, Austria             Germany, Switzerland and Austria
UK, Eire, Australia,
                                          New Zealand, France
                                          Andorra, Monaco, Belgium, Russia, Azerbaijan, Armenia, Georgia,
                                          Moldova
                                          Kazakstan, Krygyzstan, Tajikistan, Uzbekistan, Turkmenistan,
                                          Ukraine, Republic of Belarus, Lithuania, Latvia, Estonia,
                                          Israel, Portugal


The Company's cash balance is insufficie nt to satisfy the Company's cash requirements for the next 12 months. The Company believes it can satisfy it's cash requirements for 6 months with current cash and receivables. The Company is dependent on continued receipt of revenues and will need outside funding from the sale of shares or debt financing in order to continue operations beyond that.

The Company does not anticipate acquiring any significant equipment during the next twelve months.

The Company does not anticipate any significant changes in the number of employees in the next twelve months. The Company has two full time employees.

The Company has entered into various license agreements that grant certain exclusive rights to sell and distribute certain recordings by "3rd Wish".
Approximately 95% of the Company's revenue for the years ended March 31, 2005 came from the Cheyenne Records agreement. The remaining contracts represent, individually, less than 1% of revenue. The table below sets forth the parties, material terms, and territories covered by these license agreements:

Party(Licensee)                                 Territories

Cheyenne Records                                Germany, Switzerland and Austria

Our agreement with Cheyenne  Records  provide that Cheyenne will market and sell
3rd Wish's recordings for a period of 5 years beginning in March 2004. Cheyenne will retain approximately 25% to 45% of revenue from distribution and sales and the Company will pay the costs of production. The term of the contract is 5.5 years from May 2004.

Three 8 Music Limited                                UK, Eire

Our agreement  with Three 8 provides that they will receive  royalties  from 3rd
Wish's first three singles released. Royalties are 19% on record sales and 50% on third party licensing. The term of the contract is 15 years from October
2004.

Shock Records Pty Ltd                              Australia, New Zealand

Our agreement with Shock Records provides for royalties of 18-22% on album sales and 50% to Shock for third party licensing. The term of the contract is approximately 5 years from January 2005.

NRJ Music                                      France, Andorra, Monaco, Belgium

Our agreement  with NRJ provides for  royalties of 13-22% for record sales.  The
Company  will bear the costs of  production,  the term is 5 years  from  January
2005.

Megaliner Records                      Russia,  Azerbaijan,  Armenia, Georgia, Moldova,  Kazakstan,  Kyrgyzstan,
                                       Tajikistan, Uzbekistan, Turkmenistan,
                                       Ukraine, Republic of Belarus, Lithuania, Latvia, Estonia

Our agreement with Megaliner provides Megaliner with 20% of income from record sales and 60% of third party licensing and broadcasting revenue. The term is three years.

NMC Music Ltd.                                       Israel

NMC will receive royalties of approximately 18% of all record sales. The contract expires in December 2009.

Vidisco                                              Portugal

Vidisco will receive a royalty of approximately 18% of all record sales. The contract expires in January of 2010.

Revenue is recognized in accordance with Staff Accounting Bulleting No. 104 (SAB
104) when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery had occurred or services have been rendered or the license period has begun; and collect ability is reasonably assured.

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

Results of Operations for the Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004

Revenues - The Company recorded revenue of $22,759 for the three months ended June 30, 2005. The revenue for this period consists of earnings from licensing agreements to distribute 3rd Wish's music. There was no revenue during the three months ended June 30, 2004.

Operating expenses - Operating expenses for the three months ended June 30, 2005 were $362,823, an increase of $124,651 or 52% from the $238,172 for the corresponding period ended June 30, 2004. The increase is primarily due to tour expenses of $41,777 that were not incurred for the three months ended June 30, 2004, an additional artist and an increase in travel and support for artist in Germany of approximately $126,000, an increase in Website fees of $9,741, which were offset by an overall decrease in music production and promotion costs of approximately $56,000.

General and Administrative Expenses - General and administrative expenses increased by $12,616 or 13% to $106,166 for the three months ended June 30, 2005 from $93,550 for the corresponding period ended June 30, 2004. This increase is primarily attributable to an increase in legal and accounting fees of $7,477 and an overall increase in other general and administrative expenses of $5,139.

Interest Expense - Interest expense increased by $25,518 or 232.21% to $36,507 for the three months ended June 30, 2005 from $10,989 for the corresponding period of the prior year. This increase is attributable to having additional debt outstanding during the three months ended June 30, 2005.


Liquidity and Capital Resources

As of June 30, 2005, the Company had cash of $14,720 and a deficit in working capital of $ 2,336,917. This compares with cash of $52,195 and a deficit in working capital of $1,855,073 as of March 31, 2005.

Cash used in operations decreased by $100,207 to $236,475 for the three months ended June 30, 2005 from $336,682 for the corresponding period of the prior year. The decrease is principally attributable to an increase in the net loss of $140,026, expenses paid by shareholder of $35,000, decrease in accounts receivable of $114,257, increase in accounts payable and accrued liabilities of $80,538, an increase in interest payable to affiliates of $30,008 which was offset by a decrease in deferred revenue of $15,990.

Cash provided by financing activities for the three months ended June 30, 2005 was $199,000 from the issuance of promissory notes. This compares with $396,828 of cash being provided from financing activities during the three months ended June 30, 2004, $266,828 from the issuance of common stock and the remainder from promissory notes.

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

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS


Number   Description
------   -----------
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


                                        SKREEM ENTERTAINMENT CORPORATION


Date: August 15, 2005                   By: /s/ Charles Camorata
                                            ----------------------------
                                             Charles Camorata
                                             Principal Executive Officer

Date: August 15, 2005                   By: /s/ Karen Pollino
                                            ----------------------------
                                             Karen Pollino
                                             Chief Financial Officer

Exhibit31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: August 15, 2005

By: /s/ Charles Camorata
Charles Camorata
Chief Executive Officer

Exhibit31.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: August 15, 2005

By: /s/ Karen Pollino
Karen Pollino
Chief Financial Officer

Exhibit 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


--------------------------------------------------------------------------------


CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Charles Camorata, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation

By: /s/ Charles Camorata
Name: Charles Camorata
Title: Chief Executive Officer
August 15, 2005

Exhibit 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------


CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Karen Pollino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation

----------------------------
By: /s/ Karen Pollino
Name: Karen Pollino
Title: Chief Financial Officer
August 15, 2005