Form 10QSB
period 2005-09-30
SKREEM ENTERTAINMENT CORP
filed 2005-11-14
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                 Yes |X| No |_|

           Class                Shares Outstanding                  Date
 Common, $.001 par value            23,107,856               September 30, 2005

                                TABLE OF CONTENTS

                        SKREEM ENTERTAINMENT CORPORATION



                          Part I. Financial Information



Item 1.   Consolidated Financial Statements

         Unaudited Consolidated Condensed Balance Sheet - September 30, 2005                             3


         Unaudited Consolidated Condensed Statements of Operations for the six and three months ended September 30, 2005 and 2004 and for the period from inception, August 19, 1999, to September 30, 2005 4

         Unaudited Consolidated Condensed Statement of Changes in Shareholders' Deficit
           for the period from inception, August 19, 1999, to September 30, 2005                         6

         Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended
           September 30, 2005 and 2004 and for the period from inception, August 19, 1999, to
           September 30, 2005                                                                            7



         Notes to the Unaudited Consolidated Financial Statements                                        8


Item 2.   Management's Discussion and Analysis or Plan of Operation                                     10


Item 3.   Controls and Procedures                                                                       12


                                             Part II. Other Information


Item 1.   Legal Proceedings                                                                             12



Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                   12


Item 3.   Defaults Upon Senior Securities                                                               12


Item 4.   Submission of Matters to a Vote of Security Holders                                           12


Item 5.   Other Information                                                                             12


Item 6.   Exhibits                                                                                      12

          Signatures                                                                                    14

          Certifications                                                                                14



SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
September 30, 2005


                                     ASSETS



 Current assets:
     Cash and Cash equivalents                                  $       11,799
     Prepaid expenses and deposits                                      26,708
                                                                ---------------

       Total current assets                                             38,507


 Property and equipment, net                                             8,916
                                                                ---------------

         Total assets                                           $       47,423
                                                                ===============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

 Current liabilities:
     Accounts payable and accrued liabilities                   $      241,601
     Related party payable                                               9,254
     Deferred revenue                                                   25,808
     Accrued interest - shareholder and affiliates                     139,202
     Notes payable - shareholder                                     1,328,000
     Notes payable - affiliates                                        933,620
     Notes payable - other                                              50,000
                                                                ---------------

       Total current liabilities                                     2,727,485
                                                                ---------------

 Shareholders' deficit:
     Preferred shares - $0.001 par value; 1,000,000
       authorized, no shares issued or outstanding                           -
     Common shares - $0.001 par value; 50,000,000
       authorized; 23,107,856 shares issued and
       outstanding                                                      23,108
     Additional paid - in capital                                    1,860,823
     Losses accumulated in the development stage                    (4,563,993)
                                                                ---------------

       Total shareholders' deficit                                  (2,680,062)
                                                                ---------------


         Total liabilities and shareholders' deficit             $      47,423
                                                                ===============




        The accompanying notes are an integral part of these consolidated condensed financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS For the Six Months Ended September 30, 2005 and 2004 and for the Period From Inception, August 19, 1999, to September 30, 2005



                                                           Six Months Ended                   Inception to
                                                September 30,          September 30,          September 30,
                                                    2005                   2004                   2005
                                             --------------------   --------------------   --------------------


 Revenues                                    $           24,397      $              -    $            148,185

 Expenses
     Operating                                         (564,505)              (584,161)            (2,975,368)
     General and administrative                        (217,660)              (180,710)            (1,216,481)
     Impairment of loan receivable                           -                      -                (130,000)
                                             --------------------   --------------------   --------------------

       Total expenses                                  (782,165)              (764,871)            (4,321,849)
                                             --------------------   --------------------   --------------------

       Loss from operations                            (757,768)              (764,871)            (4,173,664)

 Interest expense                                       (77,092)               (26,940)              (390,329)
                                             --------------------   --------------------   --------------------

         Net loss                            $         (834,860)    $         (791,811)    $       (4,563,993)
                                             ====================   ====================   ====================

 Weighted Average Shares Outstanding -
     basic and diluted                                23,107,856             26,421,825
                                             ====================   ====================

 Loss Per Share -

     basic and diluted                       $            (0.04)    $            (0.03)
                                             ====================   ====================


        The accompanying notes are an integral part of these consolidated condensed financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS For the Three Months Ended September 30, 2005 and 2004 and for the Period From Inception, August 19, 1999, to September 30, 2005



                                                        Three Months Ended                   Inception to
                                               September 30,          September 30,          September 30,
                                                   2005                   2004                   2005
                                            --------------------   --------------------   --------------------


 Revenues                                   $            1,637          $          -           $     148,185

 Expenses
     Operating                                        (201,682)              (345,989)            (2,975,368)
     General and administrative                       (111,493)               (87,160)            (1,216,481)
     Impairment of loan receivable                          -                      -                (130,000)
                                            --------------------   --------------------   --------------------

       Total expenses                                 (313,175)              (433,149)            (4,321,849)
                                            --------------------   --------------------   --------------------

       Loss from operations                           (311,538)              (443,149)            (4,173,664)

 Interest expense                                      (40,585)               (15,950)              (390,329)
                                            --------------------   --------------------   --------------------

         Net loss                           $         (352,123)    $         (449,099)    $       (4,563,993)
                                            ====================   ====================   ====================

 Weighted Average Shares Outstanding -
     basic and diluted                               23,107,856             26,597,618
                                            ====================   ====================

 Loss Per Share -

     basic and diluted                      $            (0.02)    $            (0.02)
                                            ====================   ====================





        The accompanying notes are an integral part of these consolidated condensed financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT For the period from inception, August 19, 1999, to September 30, 2005


                                                                                            Losses
                                                                                         Accumulated
                                                                       Additional         During the
                                            Common Stock                Paid-In          Development
                                       Shares           Amount          Capital             Stage               Total
                                   ----------------   ------------  -----------------  -----------------  ------------------

Balance at Inception,
    August 19,1999                               -    $         -   $              -   $              -   $               -

Issuance of common stock                    20,000             20                  -                  -                  20

Net loss                                         -              -                  -           (84,021)            (84,021)
                                   ----------------   ------------  -----------------  -----------------  ------------------

Balance at December 31, 1999                20,000             20                  -           (84,021)            (84,001)

Net loss                                         -              -                  -          (230,879)           (230,879)
                                   ----------------   ------------  -----------------  -----------------  ------------------

Balance at December 31, 2000                20,000             20                  -          (314,900)           (314,880)

Net loss                                         -              -                  -          (494,816)           (494,816)
                                   ----------------   ------------  -----------------  -----------------  ------------------

Balance at December 31, 2001                20,000             20                  -          (809,716)           (809,696)

Net loss                                         -              -                  -          (384,590)           (384,590)
                                   ----------------   ------------  -----------------  -----------------  ------------------

Balance at December 31, 2002                20,000             20                  -        (1,194,306)         (1,194,286)

Reclassification of
    debt to equity                          43,000             43          1,581,940                             1,581,983

Net loss                                         -              -                  -          (736,364)           (736,364)
                                   ----------------   ------------  -----------------  -----------------  ------------------

Balance at December 31, 2003                63,000             63          1,581,940        (1,930,670)           (348,667)

Effect of issuance of common
    stock and recapitalization
    in a reverse acquisition
    transaction                         25,943,925         25,944           (25,944)                  -                   -

Net loss                                         -              -                  -          (205,994)           (205,994)
                                   ----------------   ------------  -----------------  -----------------  ------------------

Balance at March 31, 2004               26,006,925    $    26,007   $      1,555,996   $    (2,136,664)   $       (554,661)

Proceeds from issuance of
    common stock                           603,856            604            301,324                  -            301,928

Cancellation of shares                 (3,502,925)        (3,503)              3,503                  -                   -

Net loss                                         -              -                  -        (1,592,469)         (1,592,469)
                                   ----------------   ------------  -----------------  -----------------  ------------------

Balance at March 31, 2005               23,107,856         23,108          1,860,823        (3,729,133)         (1,845,202)

Net loss                                         -              -                  -          (834,860)           (834,860)
                                   ----------------   ------------  -----------------  -----------------  ------------------

Balance at September 30, 2005           23,107,856    $    23,108   $      1,860,823   $    (4,563,993)   $     (2,680,062)
                                   ================   ============  =================  =================  ==================




         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS For the Six Months Ended September 30, 2005 and 2004 and for the Period From Inception, August 19, 1999, to September 30, 2005



                                                                              Six Months Ended               Inception to
                                                                   September 30,        September 30,        September 30,
                                                                       2005                 2004                2005
                                                                 ------------------   ------------------  ------------------

 Cash Flows from Operating Activities:

     Net loss                                                    $  (834,860)    $       (791,811)   $     (4,563,993)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
       Depreciation expense                                            1,819                3,831              42,699
       Impairment of loan receivable                                       -                    -             130,000
       Accrued interest converted to equity                                -                    -             208,405
       Expenses paid by shareholder and affiliate                     35,000                    -              88,026
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                             114,257                    -                   -
         Decrease (Increase) in prepaid expenses and deposits          8,908               (1,515)            (26,687)
         Increase (decrease) in accounts payable and
           accrued liabilities                                       177,555               13,105             250,855
         Increase in interest payable to affiliates                   54,309               26,602             139,182
         (Decrease) Increase in deferred revenue                      (9,520)                   -              25,808
                                                                 -------------   ------------------  ------------------


           Net cash used by operating activities                    (452,532)            (749,788)         (3,705,705)
                                                                 -------------   ------------------  ------------------

 Cash Flows From Investing Activities

     Payments for purchase of property and equipment                    (864)             (11,441)            (51,615)

     Loan receivable                                                       -                    -            (130,000)
                                                                 -------------   ------------------  ------------------


           Net cash used by investing activities                        (864)             (11,441)           (181,615)



 Cash Flows From Financing Activities

     Proceeds from issuance of common stock                                 -             301,928             301,928

     Proceeds from notes payable - other                                    -             250,000             365,000

     Proceeds from notes payable - shareholder                        448,000             230,000           1,328,000

     Proceeds from notes payable - affiliate                                -              50,000           2,424,191

     Principal payments on notes payable - other                      (50,000)             (2,142)           (315,000)

     Principal payments on notes payable - shareholder                 15,000                   -            (125,000)

     Principal payments on notes payable - affiliate                        -             (65,000)            (80,000)

                                                                 -------------   ------------------  ------------------
           Net cash provided by financing activities                  413,000             764,786           3,899,119




 Net increase (decrease) in cash and cash equivalents                (40,396)               3,557             11,799


 Cash and cash equivalents, beginning of period                        52,195               2,915                  -
                                                                 -------------   ------------------  ------------------


 Cash and cash equivalents, end of period                        $     11,799    $          6,472   $         11,799
                                                                 =============   ==================  ==================


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

During the quarter ended September 30, 2005, Jeffrey Martin loaned the Company $264,000. The note is payable on demand and bears interest at 8% per annum. The note is secured by assets of the Company and interest on the note begins to accrue on October 1, 2005.

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

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Note 4 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $834,860 for the six months ended September 30, 2005. The Company had an accumulated deficit of $4,563,993 at September 30, 2005. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from a major shareholder and an affiliate in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue receiving investment capital from a shareholder and an affiliate and obtaining loans to complete promotion of the Company's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

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

Note 7 - LICENSE AGREEMENT

On September 6, 2005, the Company entered into a 5.5 year license agreement with Planet Records Italy (Planet). The license agreement grants Planet the exclusive rights for an Album (TBA Title) by "3rd Wish" in Italy. Under the license agreement the Company is to receive a royalty rate of 20% of net sales. The Company grant Planet a digital download distribution license agreement that will include all digital and wireless platforms on a non-exclusive basis in Italy only and will be split on a 60/40 basis.

Note 8 -SUBSEQUENT EVENTS

On October 28, 2005, the Company entered into a Music Publishing Agreement, a Personal Management Agreement, and an Exclusive Artist Recording Agreement with Willie Bivins Jr, an artist also known as "Willie Will".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company plans to continue operations by developing current acts into successful music performing and recording acts. The Company currently is actively promoting two acts, "3rd Wish" and "Pat Moe". These two acts will tour, perform, make public appearances, and continue to record as opportunities are located. The Company is uncertain as to when these acts may enter the U.S. market. As of September 30 2005, neither of the Company's acts have received gold records for album sales.

The countries in which the Company is currently promoting its acts are as follows:


Pat Moe                                    3rd Wish
--------                                    ----------


Germany, Switzerland, Austria     Germany, Switzerland and Austria
UK, Eire, Australia,              New Zealand, France
                                  Andorra, Monaco, Belgium, Russia, Azerbaijan,
                                  Armenia, Georgia, Moldova
                                  Kazakstan, Krygyzstan, Tajikistan, Uzbekistan,
                                  Turkmenistan,
                                  Ukraine, Republic of Belarus, Lithuania,
                                  Latvia, Estonia,
                                  Israel, Portugal
                                  Italy


The Company's cash balance is insufficient to satisfy the Company's cash requirements for the next 12 months. The Company believes it can satisfy it's cash requirements for 6 months with current cash and additional debt from a major shareholder. The Company is dependent on continued receipt of revenues and will need outside funding from the sale of shares or debt financing in order to continue operations beyond that.

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

NMC Music Ltd.                                       Israel

The Company will receive royalties of approximately 18% of all record net sales. The contract expires in December 2009.

Vidisco                                              Portugal

The Company will receive a royalty of approximately 18% of all record net sales. The contract expires in January of 2010.

Planet Records                                       Italy

The Company will receive royalty of approximately 20% of all record net sales. The contract term is 5.5 years.

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

Results of Operations for the Six Months Ended September 30, 2005 as Compared to the Six Months Ended September 30, 2004.

Revenues - The Company recorded revenue of $24,397 for the six months ended September 30, 2005. The revenue for the period consists of earnings from licensing agreements to distribute "3rd Wish's" music of $23,415 and live performances of $982. There was no revenue during the six months ended September 30, 2004.

Operating Expenses - Operating expenses for the six months ended September 30, 2005 were $564,505, a decrease of $19,656 or 3% from $584,161 for the corresponding period of September 30, 2004. The decrease is primarily due to a decrease in overall music and production costs of approximately $120,000, decrease in advertising of $61,404, which were offset by tour expenses of $41,777 that were not incurred for the six months ended September 30, 2004 and an overall increase in travel and support for Artists in Germany of approximately $115,000.

General and Administrative Expenses - General and administrative expense increased by $36,950 or 20% to $217,660 for the six months ended September 30, 2005. This increase is primarily attributable to an increase of $13,233 in professional fees, and increase of $11,591 in payroll expense, and increase of $7,887 in insurance expense and an overall increase in other general and administrative expense of $4,239.

Interest Expense - Interest expense increased by $50,152 or 186% to $77,092 for the six months ended September 30, 2005 from $26,940 for the corresponding period of the prior year. This increase is attributable to having additional debt outstanding during the six months ended September 30 2005.

Results of Operations for the Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004

Revenues - The Company recorded revenue of $1,637 for the three months ended September 30, 2005. The revenue for this period consists of earnings from licensing agreements to distribute 3rd Wish's music and live performances. There was no revenue during the three months ended September 30, 2004.

Operating expenses - Operating expenses for the three months ended September 30, 2005 were $ 201,682, a decrease of $ 144,307 or 42% from the $345,989 for the corresponding period ended September 30, 2004. The decrease is primarily due to a $76,085 decrease in advertising and promotion expenses, a $20,518 decrease in travel expense, a $93,874 decrease in video shoot expense, a $7,828 decrease in support for artist in Germany, which were offset by a $34,165 increase in show expense and a $14,348 increase in web design and maintenance.

General and Administrative Expenses - General and administrative expenses increased by $24,333 or 28% to $111,493 for the three months ended September 30, 2005 from $87,160 for the corresponding period ended September 30, 2004. This increase is primarily attributable to an increase of $5,755 in professional fees, an increase of $8,977 in payroll expense, an increase of $4,912 in insurance expense and an overall increase in other general and administrative expenses of $4,689.

Interest Expense - Interest expense increased by $24,635 or 154% to $40,585 for the three months ended September 30, 2005 from $15,950 for the corresponding period of the prior year. This increase is attributable to having additional debt outstanding during the three months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2005, the Company had cash of $11,799 and a deficit in working capital of $2,688,978. This compares with cash of $52,195 and a deficit in working capital of $1,855,073 as of March 31, 2005.


Cash used in operations decreased by $297,256 to $452,532 for the six months ended September 30, 2005 from $749,788 for the corresponding period of the prior year. The decrease is principally attributable to an increase in the net loss of $43,049, expenses paid by shareholder of $35,000, decrease in accounts receivable of $114,257, decrease in prepaid expense of $8,908, increase in accounts payable and accrued liabilities of $177,555, an increase in interest payable to affiliates of $54,309 and a decrease in deferred revenue of $9,520.

Cash used by investing activities for the six months ended September 30, 2005 was $864 for the purchase of computer equipment. For the six months ended September 30, 2004 the Company used $11,441 for the purchase of equipment.

Cash provided by financing activities for the six months ended September 30, 2005 was $413,000 from the issuance of promissory notes. This compares with $764,786 of cash being provided from financing activities during the six months ended September 30, 2004, $301,928 from the issuance of common stock and the remainder from promissory notes.

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


                                        SKREEM ENTERTAINMENT CORPORATION


Date: November 14, 2005                   By: /s/ Charles Camorata
                                            ----------------------------
                                             Charles Camorata
                                             Principal Executive Officer

Date: November 14, 2005                   By: /s/ Karen Pollino
                                            ----------------------------
                                             Karen Pollino
                                             Chief Financial Officer

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

Dated: November 14, 2005

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

Dated: November 14, 2005

By: /s/ Karen Pollino
Karen Pollino
Chief Financial Officer

Exhibit 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


--------------------------------------------------------------------------------


CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Charles Camorata, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation

By: /s/ Charles Camorata
Name: Charles Camorata
Title: Chief Executive Officer
November 14, 2005

Exhibit 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------


CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Karen Pollino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation

----------------------------
By: /s/ Karen Pollino
Name: Karen Pollino
Title: Chief Financial Officer
November 14, 2005