Form 10QSB
period 2005-12-31
SKREEM ENTERTAINMENT CORP
filed 2006-02-14
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

           From the transition period from ____________ to ___________

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

        Indicate by check mark whether the registrant is a shell company
                (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X ]


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No [ ]

               Class             Shares Outstanding                 Date
 Common, $.001 par value             23,121,856                December 31, 2005


Transitional Small Business Disclosure Format Yes [ ] No [ X ]

                                TABLE OF CONTENTS
                        SKREEM ENTERTAINMENT CORPORATION



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          Part I. Financial Information
                                                                                        Page
                                                                                     -----------

Item 1.      Consolidated Financial Statements

            Unaudited Consolidated Condensed Balance Sheet at December
                31, 2005                                                                 3

            Unaudited Consolidated Condensed Statements of Operations for
                the three months and nine months ended December 31, 2005
                and 2004 and for the period from inception, August 19, 1999,
                to December 31, 2005                                                     4

            Unaudited Consolidated Condensed Statement of Changes in
                Shareholders' Deficit for the period from inception, August 19,
                1999, to December 31, 2005                                               5

            Unaudited Consolidated Condensed Statements of Cash Flows
                for the nine months ended December 31, 2005 and 2004 and for
                the period from inception, August 19, 1999, to December 31, 2005         6

            Notes to the Unaudited Consolidated Condensed Financial Statements           7

Item        Management's Discussion and Analysis or Plan of Operation                    11
2.

Item 3.     Controls and Procedures                                                      13

                                               Part II. Other Information

Item 1.     Legal Proceedings                                                            14

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                  14

Item 3.     Defaults Upon Senior Securities                                              14

Item 4.     Submission of Matters to a Vote of Security Holders                          14

Item 5.      Other Information                                                           14

Item 6.     Exhibits                                                                     14

            Signatures                                                                   16

            Certifications





                                        2

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
December 31, 2005

--------------------------------------------------------------------------
--------------------------------------------------------------------------

                                   ASSETS
 Current assets:

     Cash and Cash equivalents                                  $       22,940

     Prepaid expenses and deposits                                      26,708
                                                                ---------------
                                                                ---------------


         Total current assets                                           49,648


 Property and equipment, net                                             7,973
                                                                ---------------


            Total assets                                        $       57,621
                                                                ===============
                                                                ===============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:

     Accounts payable and accrued liabilities                   $      252,402

     Related party payable                                               9,254

     Deferred revenue                                                   24,915

     Accrued interest - shareholder and affiliates                     177,776

     Notes payable - shareholder                                     1,556,770

     Notes payable - affiliates                                        933,620

     Notes payable - other                                              70,000
                                                                ---------------
                                                                ---------------


         Total current liabilities                                   3,024,737
                                                                ---------------
                                                                ---------------

Commitments and contingencies

Shareholders' deficit:
     Preferred shares - $0.001 par value; 1,000,000

         authorized, no shares issued or outstanding                         -
     Common shares - $0.001 par value; 50,000,000 authorized; 23,121,856 shares issued and

         outstanding                                                    23,122

     Additional paid - in capital                                    1,874,809

     Losses accumulated in the development stage                    (4,865,047 )
                                                                ---------------
                                                                ---------------


         Total shareholders' deficit                                (2,967,116 )
                                                                ---------------
                                                                ---------------


            Total liabilities and shareholders' deficit         $       57,621
                                                                ===============
                                                                ===============





        The accompanying notes are an integral part of these consolidated condensed financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2005 and 2004 and for the Period
From Inception, August 19, 1999, to December 31, 2005
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                        Three Months Ended                   Nine Months Ended          Inception to
                                           December 31,                         December 31,            December 31,
                                -----------------------------------  --------------------------------
                                -----------------------------------  ----------------  --------------
                                      2005              2004              2005               2004           2005
                                -----------------  ----------------  ----------------  --------------  ------------


Revenue                         $      39,590   $        13,961   $        63,987    $        13,961   $     187,774
                                --------------  ----------------  ----------------   ----------------  -------------

Expenses:

     Operating                        229,434         348,217           793,939            942,706         3,204,802
     General and
     administrative                    66,634          54,071           284,294            224,031         1,283,114
     Impairment of loan

        receivable                          -               -                 -                  -           130,000
                                --------------  --------------  ----------------   ----------------  ----------------
                                --------------  --------------  ----------------   ----------------  ----------------


Total expenses                        296,068         402,288         1,078,233          1,166,737         4,617,916
                                --------------  --------------  ----------------   ----------------  ----------------

Loss from operations                 (256,478 )      (388,327 )      (1,014,246 )       (1,152,776 )      (4,430,142 )


Interest expense                       44,576          24,342           121,668             51,282           434,905
                                --------------  --------------  ----------------   ----------------  ----------------


Net loss                        $    (301,054 ) $    (412,669 ) $    (1,135,914 )  $    (1,204,058 ) $    (4,865,047 )
                                ==============  ==============  ================   ================  ================


Weighted Average Shares
     Outstanding - basic and

     diluted                          23,107,856      23,298,232        23,107,856         23,371,995
                                =================  ==============  ================   ================
                                =================  ==============  ================   ================

Loss Per Share -

     basic and diluted          $          (0.01 ) $       (0.02   $         (0.05 )  $         (0.05 )
                                =================  ==============  ================   ================
                                =================  ==============  ================   ================



        The accompanying notes are an integral part of these consolidated condensed financial statements

                                        4
SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT For the Period From Inception, August 19, 1999, to December 31, 2005

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                                                                            Losses
                                                                                          Accumulated
                                                                       Additional         During the
                                           Common Stock                  Paid-In          Development
                                -----------------------------------
                                -----------------------------------
                                     Shares            Amount            Capital             Stage             Total
                                -----------------  ----------------  ----------------   ----------------  ----------------
                                -----------------  ----------------  ----------------   ----------------  ----------------


Balance at Inception,

     August 19, 1999                        -   $             -   $             -    $             -   $             -


Issuance of common stock               20,000                20                 -                  -                20


Net loss                                    -                 -                 -            (84,021 )         (84,021 )
                                --------------  ----------------  ----------------   ----------------  ----------------


Balance at December 31, 1999           20,000                20                 -            (84,021 )         (84,001 )


Net loss                                    -                 -                 -           (230,879 )        (230,879 )
                                --------------  ----------------  ----------------   ----------------  ----------------


Balance at December 31, 2000           20,000                20                 -           (314,900 )        (314,880 )


Net loss                                    -                 -                 -           (494,816 )        (494,816 )
                                --------------  ----------------  ----------------   ----------------  ----------------


Balance at December 31, 2001           20,000                20                 -           (809,716 )        (809,696 )


Net loss                                    -                 -                 -           (384,590 )        (384,590 )
                                --------------  ----------------  ----------------   ----------------  ----------------


Balance at December 31, 2002           20,000                20                 -         (1,194,306 )      (1,194,286 )

Reclassification of

    debt to equity                     43,000                43         1,581,940                  -         1,581,983

Net loss                                    -                 -                 -           (736,364 )        (736,364 )
                                --------------  ----------------  ----------------   ----------------  ----------------


Balance at December 31, 2003           63,000                63         1,581,940         (1,930,670 )        (348,667 )

Effect of issuance of common
     stock and
     recapitalization
     in a reverse acquisition

     transaction                   25,943,925            25,944           (25,944 )                -                 -

Net loss                                    -                 -                 -           (205,994 )        (205,994 )
                                --------------  ----------------  ----------------   ----------------  ----------------


Balance at March 31, 2004          26,006,925            26,007         1,555,996         (2,136,664 )        (554,661 )

Proceeds from issuance of

     common stock                     603,856               604           301,324                              301,928


Cancellation of shares             (3,502,925 )          (3,503 )           3,503                  -                 -


Net loss                                    -                 -                 -         (1,592,469 )      (1,592,469 )
                                --------------  ----------------  ----------------   ----------------  ----------------


Balance at March 31, 2005          23,107,856            23,108         1,860,823         (3,729,133 )      (1,845,202 )

Proceeds from issuance of

     common stock                      14,000                14            13,986                  -            14,000


Net loss                                    -                 -                 -         (1,135,914 )      (1,135,914 )
                                --------------  ----------------  ----------------   ----------------  ----------------


Balance at December 31, 2005       23,121,856   $        23,122   $     1,874,809    $    (4,865,047 ) $    (2,967,116 )
                                ==============  ================  ================   ================  ================

        The accompanying notes are an integral part of these consolidated condensed financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2005 and 2004 and for the Period
From Inception, August 19, 1999, to December 31, 2005
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                             Nine Months Ended             Inception to
                                                                                December 31,               December 31,
                                                                     -----------------------------------
                                                                     -----------------------------------
                                                                          2005               2004              2005
                                                                     ----------------                     ----------------
                                                                     ----------------   ----------------  ----------------


Cash Flows from Operating Activities:

     Net loss                                                        $    (1,135,914 )  $    (1,204,058 ) $    (4,865,047 )
     Adjustments to reconcile net loss to net cash
        used by operating activities:

        Depreciation expense                                                   2,763              9,334            43,643

        Impairment of loan receivable                                              -                  -           130,000

        Accrued interest converted to equity                                       -                  -           208,405

        Expenses paid by shareholder and affiliate                            68,770                  -           121,796
        Changes in operating assets and liabilities:

            Decrease in accounts receivable                                  114,257                  -                 -

            Decrease (increase) in prepaid expenses and deposits               8,908                  -           (26,687

            Increase in accounts payable and accrued liabilities             188,355            122,482           275,655

            Increase in interest payable to affiliates                        92,883             41,820           177,756

            (Decrease) increase in deferred revenue                          (10,413 )           31,094            24,915
                                                                     ----------------   ----------------  ----------------
                                                                     ----------------   ----------------  ----------------


               Net cash used by operating activities                        (670,391 )         (999,328 )      (3,909,564 )
                                                                     ----------------   ----------------  ----------------
                                                                     ----------------   ----------------  ----------------

Cash Flows From Investing Activities

     Payments for purchase of property and equipment                            (864 )          (11,440 )         (51,615 )

     Loan receivable                                                               -                  -          (130,000 )
                                                                     ----------------   ----------------  ----------------
                                                                     ----------------   ----------------  ----------------


               Net cash used by investing activities                            (864 )          (11,440 )        (181,615 )
                                                                     ----------------   ----------------  ----------------
                                                                     ----------------   ----------------  ----------------

Cash Flows From Financing Activities

     Proceeds from issuance of common stock                                   14,000            301,928           301,928

     Proceeds from notes payable - other                                      20,000            265,000           385,000

     Proceeds from notes payable - shareholder                               643,000            459,000         1,523,000

     Proceeds from notes payable - affiliate                                  15,000             75,000         2,439,191

     Principal payments on notes payable - other                             (50,000 )           (3,112 )        (315,000 )

     Principal payments on notes payable - shareholder                             -                  -          (140,000 )

     Principal payments on notes payable - affiliate                               -            (65,000 )         (80,000 )
                                                                     ----------------   ----------------  ----------------
                                                                     ----------------   ----------------  ----------------


               Net cash provided by financing activities                     642,000          1,032,816         4,114,119
                                                                     ----------------   ----------------  ----------------
                                                                     ----------------   ----------------  ----------------


Net increase (decrease) in cash and cash equivalents                         (29,255 )           22,048            22,940


Cash and cash equivalents, beginning of period                                52,195              2,914                 -
                                                                     ----------------   ----------------  ----------------


Cash and cash equivalents, end of period                             $        22,940    $        24,962   $        22,940
                                                                     ================   ================  ================







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

         NOTE 2 - ACCOUNTING POLICY FOR REVENUE RECOGNITION

Revenue is recognized in accordance with Staff Accounting  Bulletin No. 104 (SAB
104) when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery has occurred or services have been rendered or the license period has begun; and collection is reasonably assured.

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

 NOTE 3 - NOTES PAYABLE

 Shareholder

During the quarters ended December 31, 2003, September 30, 2005 and June 30, 2005, Jeffrey D. Martin, a major stockholder of the Company, loaned the Company $228,700, $264,000 and $219,000, respectively. These notes are payable on demand and bear interest at 8% per year. Each note begins accruing interest on the first day of the quarter after funding.

 Affiliates

During the quarter ended June 30, 2005, the Company borrowed $15,000 from Am-Pac Investments. The note is payable on demand and bears interest at a rate of 8% per year. Interest on this note began to accrue on July 1, 2005. Am-Pac
Investments is 100% owned by Jeffrey D. Martin, a major shareholder of the Company.

 Others

On December 6, 2005, the Company borrowed $20,000 from an unrelated party. The note was payable on demand and bore interest at a rate of 10% per annum. Interest on the note began to accrue on December 7, 2005. The note and accrued interest were paid on January 6, 2006.

 SKREEM ENTERTAINMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




 NOTE 4 - EQUITY

During the quarter ended December 31, 2005, the Company issued 14,000 shares of common stock for cash proceeds of $14,000.

 NOTE 5 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $1,135,914 for the nine months ended December 31, 2005. The Company had an accumulated deficit of $4,865,047 at December 31, 2005. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from a major shareholder and an affiliate in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue receiving investment capital from a shareholder and an affiliate and obtaining loans to complete promotion of the Company's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

 NOTE 6 - BUSINESS MANAGEMENT AGREEMENT

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

 NOTE 7 - DISTRIBUTION AGREEMENT

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


 NOTE 8 - LICENSE AGREEMENT

On September 6, 2005, the Company entered into a five and one-half year license agreement with Planet Records Italy (Planet). The license agreement grants Planet the exclusive rights for an Album (TBA Title) by "3rd Wish" in Italy. Under the license agreement the Company is to receive a royalty rate of 20% of net sales. The Company grant Planet a digital download distribution license agreement that will include all digital and wireless platforms on a non-exclusive basis in Italy only and will be split on a 60/40 basis.

 SKREEM  ENTERTAINMENT  CORPORATION  (A  DEVELOPMENT  STAGE
     COMPANY) NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




 Note 9 - ARTIST AGREEMENTS

 Exclusive Artist Recording Agreement

On October 28,  2005,  the Company  entered  into a long-term  Exclusive  Artist
Recording Agreement with Willie Bivins, Jr. an Artist also known as "Willie Will" (the Artist), for the purpose of engaging the exclusive personal services of the Artists for making master sound recordings for distribution in any medium. The territory for the agreements shall be worldwide. All master recordings made by the Artist during the term of the agreement shall be recorded by the Artist on the Company's behalf, and all phonograph records and related performances shall be the entire property of the Company; the Company shall have the right to secure sound recording copyright; and the Company and its licensees shall have the sole and exclusive right to use the recordings throughout the world or any part thereof in any manner it sees fit. The Company may pay all specifically approved recording costs in connection with the master recordings made hereunder, and all recording costs shall be deemed fully recoupable advances to the Artist and shall be deducted from any and all royalties payable to the Artist by the Company under this or any and all royalties payable to the Artist by the Company. Any and all monies paid to or on behalf of the Artist during the term of the agreement are recoverable, non-returnable advances unless otherwise expressly agreed in writing between the Company and the Artist. The Company has the right, but not the obligation to have the Artist participate in the creation of music videos and 100% of any and all monies expended by or advanced by the Company for the production of music videos shall constitute additional fully recoupable advances hereunder. The Company shall own any and all rights in and to said music videos in perpetuity.

In its sole discretion, the Company may choose, at any time during the term of the agreements, to license master recordings made by the Artist to third parties on a flat fee or royalty basis, or to enter into a distribution agreement with a third party distributor for the distribution of phonograph records embodying master recordings recorded by the Artist through normal retail channels in the United States and worldwide. With respect to master recordings of the Artist licensed to third parties on a flat-fee basis, the Company shall pay the Artist 20% of the net amount received by the Company under such license. With respect to master recordings of the Artist licensed to third parties on a royalty basis, and with respect to phonograph recordings released through a distributor selected by the Company, the Company shall pay the Artist the lesser of 20% of the Company's net earned royalty receipts under such license or distribution agreement, or 20% of the basic album or single rate as defined in the agreements. Further, in its sole discretion, the Company may choose to commercially release phonograph records through the Company's own distribution network. In such event, the Company agrees to pay the Artist royalties based on the basic album or singe rate as defined in the agreements. For phonograph recordings that are exported or sold outside the United States and through record clubs or similar plans, the Artist shall be paid a royalty of 20% of the amounts provided of the above mentioned amounts. In addition, the Artist may earn royalties related to licenses for musical compositions, music video licenses and merchandising. There have been no royalties earned by the Artist related to the agreement.

Music Publishing Agreement

On October 28, 2005, the Company entered into a long-term Music Publishing Agreement with an individual Writer, the Artist "Willie Will". The Company engaged the Writer to render the Writer's exclusive services as a songwriter and composer based upon terms and conditions set forth in the agreement. In accordance with the agreement, the Writer grants all rights to all musical compositions written or owned by the Writer and all musical compositions shall be the Company's exclusive property as sole owner. The Company shall pay royalties to the Writer based on various terms and conditions set forth in the agreement. There have been no royalties earned by the Writer related to the agreement.

  SKREEM ENTERTAINMENT CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




  Note 9 - ARTIST AGREEMENTS, continued

  Personal Management Agreement

On October 28, 2005, the Company had entered into a long-term Personal Management Agreement with the Artist "Willie Will". The Company accepts the engagement as the Artists' sole and exclusive personal management company in connection with all activities in the entertainment industries throughout the world, including but not limited to his service as a musician, in any medium now known or hereafter devised. For personal management services performed, the Artist agrees to pay the Company 20% of all gross compensation earned or received as a result of activities in the entertainment industry. However, the Company shall not be entitled to commissions by the Artist from the sale, license, or grant of any literary or music rights to the Company or any person, firm, or corporation owned or controlled by the Company. The Company has not earned any commissions related to the agreement.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  Plan of Operation

The Company plans to continue operations by developing current acts into successful music performing and recording acts. The Company currently is actively promoting two acts, "3rd Wish" and "Pat Moe". These two acts will tour, perform, make public appearances, and continue to record as opportunities are located. The Company is uncertain as to when these acts may enter the U.S. market. As of December 31, 2005, neither of the Company's acts have received gold records for album sales.

The countries in which the Company is currently promoting its acts are as follows:


         Pat Moe                             3rd Wish

         Germany, Switzerland, Austria     Germany, Switzerland and Austria
         UK, Eire, Australia,              New Zealand, France, Andorra, Monaco,
                                           Belgium, Russia, Azerbaijan, Armenia,
                                           Georgia, Moldova, Kazakstan,
                                           Krygyzstan, Tajikistan, Uzbekistan,
Turkmenistan, Ukraine, Republic of Belarus, Lithuania, Latvia, Estonia,
                                                   Israel, Portugal Italy

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

The Company has entered into various license agreements that grant certain exclusive rights to sell and distribute certain recordings by "3rd Wish". Approximately 95% of the Company's revenue for the year ended March 31, 2005 came from the Cheyenne Records agreement. The remaining contracts represent, individually, less than 1% of revenue. The table below sets forth the parties, material terms, and territories covered by these license agreements:

         Party(Licensee)                    Territories

         Cheyenne Records                   Germany, Switzerland and Austria

Our agreement with Cheyenne Records provide that Cheyenne will market and sell recordings by 3rd Wish for a period of 5 years beginning in March 2004. Cheyenne will retain approximately 25% to 45% of revenue from distribution and sales and the Company will pay the costs of production. The term of the contract is 5.5 years from May 2004.

         Party(Licensee)                  Territories

         Three 8 Music Limited            UK, Eire

Our agreement with Three 8 provides that they will receive royalties from the first three singles 3rd Wish releases. Royalties are 19% on record sales and 50% on third party licensing. The term of the contract is 15 years from October 2004.

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

         Planet Records                   Italy

The Company will receive a royalty of approximately 20% of all record net sales. The contract term is 5.5 years.

Revenue is recognized in accordance with Staff Accounting Bulleting No. 104 (SAB
104) when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery had occurred or services have been rendered or the license period has begun; and collect ability is reasonably assured.

Revenue from the  distribution  of  recordings  under  license and  distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standard No. 50. Revenue is generally recognized when the Company receives an "accounting" of recordings sold with payment from the licensee. In the event the Company has not received an "accounting" from the licensee and if the Company has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement. 12 Results of Operations for the Nine Months Ended December 31, 2005 as Compared to the Nine Months Ended December 31, 2004.

Revenues - The Company recorded revenue of $63,987 and $13,961 for the nine months ended December 31, 2005 and 2004, respectively. The revenue for these periods consists of earnings from licensing agreements to distribute "3rd Wish's" music of $63,005 and $13,233 and live performances of $982 and $728, respectively.

Operating Expenses - Operating expenses for the nine months ended December 31, 2005 were $793,939, a decrease of $148,767 or 16% from $942,706 for the corresponding period of December 31, 2004. The decrease is primarily due to a decrease in overall music production and video costs of $277,279 and a decrease in advertising of $115,484, offset by increases in tour expenses of $41,777 (No significant tour expenses were incurred in the nine months ended December 31,
2004), commission expense of $68,201 and an increase in travel and support for Artists in Germany of $124,813.

General and Administrative Expenses - General and administrative expense increased by $60,263 or 27% to $284,294 for the nine months ended December 31, 2005. This increase is primarily attributable to an increase of $23,942 in professional fees, an increase of $21,261 in payroll expense, an increase of $9,012 in insurance expense and an overall increase in other general and administrative expense of $6,048.

Interest Expense - Interest expense increased by $70,386 or 137% to $121,668 for the nine months ended December 31, 2005 from $51,282 for the corresponding period of the prior year. This increase is attributable to having additional debt outstanding during the nine months ended December 31 2005.

Results of Operations for the Three Months Ended December 31, 2005 as Compared to the Three Months Ended December 31, 2004


Revenues - The Company recorded revenue of $39,590 and $13,961 for the three months ended December 31, 2005 and 2004, respectively. The revenue for the period ended December 31, 2005 and 2004 consists of earnings from licensing agreements to distribute 3rd Wish's music of $39,590 and $13,233, respectively, and $728 from live performances for the period ended December 31, 2004.

Operating expenses - Operating expenses for the three months ended December 31, 2005 were $229,434, representing a decrease of $ 118,783 or 34% from $348,217 for the corresponding period ended December 31, 2004. The decrease is primarily due to a $136,324 decrease in advertising and promotion expenses, a $25,850 decrease in travel expenses, and $23,392 decrease in video shoot expense, which were partially offset by a $15,255 increase in support for artist in Germany, a $34,036 increase in commission expense, a $5,606 increase in show expense and a $4,528 increase in web design and maintenance.

General and Administrative Expenses - General and administrative expenses increased by $12,563 or 23% to $66,634 for the three months ended December 31, 2005 from $54,071 for the corresponding period ended December 31, 2004. This increase is primarily attributable to an increase of $10,709 in professional fees, an increase of $9,670 in payroll expense, an increase of $1,125 in insurance expense, a decrease of $4,560 in depreciation expense, and an overall decrease in other general and administrative expenses of $4,381.

Interest Expense - Interest expense increased by $20,234 or 83% to $44,576 for the nine months ended December 31, 2005 from $24,342 for the corresponding period of the prior year. This increase is attributable to having additional debt outstanding during the three months ended December 31, 2005.

         Liquidity and Capital Resources

As of December 31, 2005, the Company had cash of $22,940 and a deficit in working capital of $2,989,089. This compares with cash of $52,195 and a deficit in working capital of $1,855,073 as of March 31, 2005.

Cash used in operations decreased by $342,937 to $656,391 for the nine months ended December 31, 2005 from $999,328 for the corresponding period of the prior year. The decrease is principally attributable to an decrease in the net loss of $68,144, expenses paid by shareholder of $68,770, decrease in accounts receivable of $114,257, decrease in prepaid expense of $8,908, increase in accounts payable and accrued liabilities of $202,355,an increase in interest payable to affiliates of $92,883 and a decrease in deferred revenue of $10,413.

Cash used by investing activities for the nine months ended December 31, 2005 was $864 for the purchase of computer equipment. For the nine months ended December 31, 2004 the Company used $11,440 for the purchase of equipment.

Cash provided by financing activities for the nine months ended December 31, 2005 was $642,000 from the issuance of promissory notes and common stock. This compares with $1,032,816 of cash being provided from financing activities during the nine months ended December 31, 2004, $301,928 from the issuance of common stock and the remainder from promissory notes.

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


                                         SKREEM ENTERTAINMENT CORPORATION


         Date: February 14, 2006      By: /s/ Charles Camorata
                                        ----------------------------
                                         Charles Camorata
                                         Principal Executive Officer

         Date: February 14, 2006      By: /s/ Karen Pollino
                                        ----------------------------
                                         Karen Pollino
                                         Chief Financial Officer

                                                                   Exhibit 31.1

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS
         ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles Camorata, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Skreem Entertainment Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting, and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control.

 Dated: February 14, 2006

 By: /s/ Charles Camorata
 Charles Camorata
 Chief Executive Officer

         Exhibit 31.2

 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS
        ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Karen Pollino, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Skreem Entertainment Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting, and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control.

 Dated: February 14, 2006

 By: /s/ Karen Pollino
 Karen Pollino
 Chief Financial Officer

                                                        Exhibit 32.1

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS
       ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Skreem Entertainment Corporation (the "Company") on Form 10-QSB for the quarterly period ended December 31, 2005 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Charles Camorata , Chief Executive Officer of the Company, hereby certify, to my knowledge, that pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By: /s/ Charles Camorata
 Name: Charles Camorata
 Title: Chief Executive Officer
 February 14, 2006

                                                                   Exhibit 32.2


 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS
       ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Skreem Entertainment Corporation (the "Company") on Form 10-QSB for the quarterly period ended December 31, 2005 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Karen Pollino, Chief Financial Officer of the Company, hereby certify, to my knowledge, that pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Karen Pollino
Name: Karen Pollino
Title: Chief Financial Officer
February 14, 2006