Form 10KSB
period 2006-03-31
SKREEM ENTERTAINMENT CORP
filed 2006-06-29
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports);and (2) has been subject to such filing requirements for the past ninety (90)days. Yes
[x] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year were $64,937.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: The Company's common stock does not have a trading market.

As of May 5, 2006, the Registrant had 24,508,950 shares of Common Stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                                                        Page

                                     PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                                  3
         ITEM 2.  DESCRIPTION OF PROPERTY                                  5
         ITEM 3.  LEGAL PROCEEDINGS                                        5
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      5

                                     PART II

         ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
                 MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
                 EQUITY SECURITIES                                         6
         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION                                              6
         ITEM 7. FINANCIAL STATEMENTS                                      7
         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE                    8
         ITEM 8A.CONTROLS AND PROCEDURES                                   9
         ITEM 8B.OTHER INFORMATION                                         9

                                    PART III

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      10
         ITEM 10. EXECUTIVE COMPENSATION                                  11
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

MATTERS                                                                   12
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          12
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K                        12
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                  13


                   SIGNATURES                                             14

                   CERTIFICATIONS                                         15

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements".

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

The second way the act gains publicity is through licensing and sales of the act's music. The Company does not sell records or other music media, however, it does license master recordings to other organizations which distribute the recordings in various media. The Company receives royalty payments pursuant to licensing agreements, which are a percentage of revenues from distribution of the recordings.

The Company's artists' music is currently being distributed by various organizations throughout Europe and in other countries. Further description is provided in the Plan of Operation under Item 6.

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

Exclusive Artist Recording Agreements

At March 31, 2006, the Company had entered into long-term Exclusive Artist Recording Agreements with six artists, which include the three Artists of "3rdWish", the Artist "PatMoe", the Artist "Precious Dawn Francis" and the Artist "Willie Bivins, Jr" also known as "Willie Will" for the purpose of engaging the exclusive personal services of the Artists for making master sound recordings for distribution in any medium. The territory for the agreements shall be worldwide. All master recordings made by the Artists during the terms of the agreements shall be recorded by the Artists on the Company's behalf, and all phonograph records and related performances shall be the entire property of the Company; the Company shall have the right to secure sound recording copyright; and the Company and its licensees shall have the sole and exclusive right to use the recordings throughout the world or any part thereof in any manner it sees fit. The Company may pay all specifically approved recording costs in connection with the master recordings made hereunder, and all recording costs shall be deemed fully recoupable advances to the Artists and shall be deducted from any and all royalties payable to the Artist by the Company under this or any and all royalties payable to the Artists by the Company. Any and all monies paid to or on behalf of the Artists during the term of the agreement shall be fully recoupable, non-returnable advances unless otherwise expressly agreed in writing between the Company and the Artists. The Company has the right, but not the obligation to have the Artists participate in the creation of music videos and 100% of any and all monies expended by or advanced by the Company for the production of music videos shall constitute additional fully recoupable advances hereunder. The Company shall own any and all rights in and to said music videos in perpetuity.

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

At March 31, 2006, the Artists had earned royalties of approximately $45,000, based on the year-end reported licensing revenues. However, the Company is not obligated to pay any royalties until total advances to Artists of $1,468,424 at March 31, 2006 (plus any future advances) have been recouped.

Music Publishing Agreements

At March 31, 2006, the Company had entered into long-term Music Publishing Agreements with five individual Writers, which include the three Artists of "3rd Wish", the Artist "PatMoe" and the Artist "Willie Will". The Company engaged the Writers to render the Writer's exclusive services as songwriters and composers based upon terms and conditions set forth in the agreements. In accordance with the agreements, the Writers grant all rights to all musical compositions written or owned by the Writers and all musical compositions shall be the Company's exclusive property as sole owner. The Company shall pay royalties to the Writers based on various terms and conditions set forth in the agreements. There have been no royalties earned by the writers related to the agreements.

Personal Management Agreement

At March 31, 2006, the Company had entered into long-term Personal Management Agreements with five Artists, which include the three Artists of "3rd Wish", the Artist "PatMoe" and the Artist "Willie Will". The Company accepts the engagement as the Artists' sole and exclusive personal management company in connection with all activities in the entertainment industries throughout the world, including but not limited to their services as musicians, songwriters, actors, publishers, packagers or performers in any medium now known or hereafter devised. For personal management services performed, the Artists agree to pay the Company 15%-20% of all gross compensation earned or received as a result of activities in the entertainment industry. However, the Company shall not be entitled to commissions by the Artists from the sale, license, or grant of any literary or music rights to the Company or any person, firm, or corporation owned or controlled by the Company. During the year ended March 31, 2006, the Company earned commissions of $981, all related to live performances.

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

Employees

The Company, as of June 15, 2006, employs a total of 2 persons, one of these full-time, at its corporate headquarters in Florida.

ITEM 2          DESCRIPTION OF PROPERTIES

The Company's administrative offices are located in a leased office facility located at 11637 Orpington Street, Orlando, Florida 32817. The facility contains approximately 2,000 square feet of office space. There is no lease on the facility nor is there a rental fee as the property is owned by the principal shareholder of the Company.

ITEM 3.         LEGAL PROCEEDINGS

The Company is not aware of any litigation, pending or threatened, to which it is a party.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended March 31, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The Company's Common Stock trades on the Over the Counter Bulleten Board under the symbol SKRM.OB. The Company's stock began trading subsequent to its year end of March 31, 2006. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of June 15, 2006, the Company had approximately 160 shareholders of record

The  Company's  transfer  agent is OTC Stock  Transfer,  Inc. of Salt Lake City,
Utah.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company plans to continue operations by developing current acts into successful music performing and recording acts. The Company currently has three acts, "3rd Wish", "Pat Moe" and Willie Will". These three acts will tour, perform, make public appearances, and continue to record as opportunities are located. The Company is uncertain as to when these acts may enter the U.S. market.

The Company's cash balance is insufficient to satisfy the Company's cash requirements for the next 12 months. The Company believes it can satisfy it's cash requirements for 6 months with current cash and receivables. The Company is dependent on continued receipt of revenues and will need outside funding from the sale of shares or debt financing in order to continue operations beyond that point.

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

         Party(Licensee)            Territories

         Cheyenne Records           Germany, Switzerland and Austria
         Three 8 Music Limited      UK, Eire
         Shock Records Pty Ltd      Australia, New Zealand
         NRJ Music                  France, Andorra, Monaco, Belgium
         Megaliner Records          Russia, Azerbaijan, Armenia, Georgia,
                                    Moldova, Kazakstan, Kyrgyzstan, Tajikistan,
                                    Uzbekistan, Turkmenistan, Ukraine, Republic
                                    of Belarus, Lithuania, Latvia, Estonia
         NMC Music Ltd.             Israel
         Vidisco                    Portugal
         Planet Records             Italy

Revenue is recognized in accordance with Staff Accounting Bulleting No. 104 (SAB
104) when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery had occurred or services have been rendered or the license period has begun; and collectibi0n is reasonably assured.

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

Results of Operations

The Company presents this discussion and analysis as a comparison between the audited financial data for March 31, 2006 and 2005 for informational purposes.

Year Ended March 31, 2006 Compared to the Year Ended March 31, 2005

Revenues - The Company had $64,937 of revenue for the year ended March 31, 2006, compared to $120,862 of revenue for the year ended March 31, 2005. The decrease in revenue is primarily due to a decrease of $53,667 from licensing agreements to distribute 3rd Wish's music.

Operating Expenses - Operating expenses for the year ended March 31, 2006, were $914,499, a decrease of $396,434 or 30% from $1,310,933 for the year ended March 31, 2005. The decrease is primarily due to a decrease in production expenses related to video shoots and recordings of approximately $442,000, a decrease in advertising of approximately $115,000, and an increase in travel and related support for artists in Germany of approximately $161,000.

General and Administrative Expenses - General and administrative expenses increased 12% to $357,598 for the year ended March 31, 2006 from $318,150 for the year ended March 31, 2005. This increase is attributable to a $29,800 increase in salaries and benefits plus $9,200 increase in other general and administrative expense.

Interest Expense - Interest expense increased 101% to $169,369 for the year ended March 31, 2006 from $84,248 for the year ended March 31, 2005. This increase is attributable to having more debt outstanding for the year ended March 31, 2006.

As a result of the foregoing, the net operating loss of the company decreased 14% to $1,376,529 for the year ended March 31, 2006 from $1,592,469 for the year ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, the Company had cash of $62,383 and a deficit in working capital of $1,852,361.

For the year ended March 31, 2006, the Company used $873,349 in operating activities which is primarily due to a net loss of $1,376,529, a decrease in accounts receivable of 114,257, and a decrease in prepaid expenses and deposits of $35,616. These are offset by depreciation expense of $3,704, increase in accounts payable and accrued liabilities of $159,363, increase in interest payable to affiliates of $132,298, and a decrease in deferred revenue of $10,828.

For the year ended March 31, 2006, the Company used $863 for investing activities. All of the cash used by investing activities was for the purchase of equipment.

For the year ended March 31, 2006 cash provided by financing activities was $884,400. The amount represents $276,400 provided by the issuance of common stock, $643,000 which represents the proceeds from notes payable to a shareholder, and $35,000 which represents notes payable to affiliates and others which was reduced by $70,000 for the repayment of loans. Because of the continued net operating losses of the Company, the Company will not be able to continue as a going concern unless it is able to sell its shares or obtain third and/or related party loans. Although the principal shareholder and affiliates of the Company has been willing to lend funds to the Company in the past, there is no obligation for them to do so in the future. Without such funding, or the sale of its shares, the Company will have insufficient funds to execute its business plans for the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

                        SKREEM ENTERTAINMENT CORPORATION
                          (A Development Stage Company)





                        CONSOLIDATED FINANCIAL STATEMENTS
          WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             March 31, 2006 and 2005, and the period from inception,
                     August 19, 1999, through March 31, 2006

                        SKREEM ENTERTAINMENT CORPORATION
                          (A Development Stage Company)




                                                                                   Page


Report of Independent Registered Public Accounting Firm                            F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of March 31, 2006                                  F-4

  Consolidated Statements of Operations for the years ended March 31, 2006, and
    2005 and for the period from inception,
    August 19, 1999, through March 31, 2006                                        F-5

  Consolidated Statements of Changes in Shareholders'
    Deficit for the period from inception, August 19, 1999,
    through March 31, 2006                                                         F-6

  Consolidated Statements of Cash Flows for the years ended March 31, 2006,and
    2005 and the period from inception, August 19, 1999, through March 31, 2006    F-8

Notes to Consolidated Financial Statements                                         F-9


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors
Skreem Entertainment Corporation:


We have audited the accompanying consolidated balance sheet of Skreem Entertainment Corporation (the "Company"), a development stage company, as of March 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2006 and 2005, and for the period from inception, August 19, 1999, through March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skreem Entertainment Corporation as of March 31, 2006, and the consolidated results of its operations and its cash flows for the years ended March 31, 2006 and 2005, and for the period from inception, August 19, 1999, through March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


                                    /S/ Ham, Langston & Brezina, L.L.P.


Houston, Texas
June 20, 2006

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006



      ASSETS

Current assets:
    Cash and cash equivalents                                    $      62,383
                                                                 -------------

        Total current assets                                            62,383

Property and equipment, net                                              7,030
                                                                 -------------

            Total assets                                          $     69,413
                                                                 =============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities                      $    173,410
    Related party payable                                                9,254
    Accrued interest payable - affiliates and shareholder              217,190
    Notes payable - shareholder                                        556,770
    Notes payable - affiliates                                         933,620
    Deferred revenue                                                    24,500
                                                                  ------------

        Total current liabilities                                    1,914,744
                                                                  ------------

Commitments and contingencies

Shareholders' deficit
  Preferred stock, par value $0.001, 1,000,000
      shares authorized, no shares issued and outstanding                    -
  Common stock, par value $0.001, 50,000,000
      shares authorized, 24,484,256 shares issued
      and outstanding                                                   24,484
  Paid-in capital                                                    3,235,847
  Deficit accumulated during the development stage                  (5,105,662)
                                                                  ------------

        Total shareholders' deficit                                 (1,845,331)
                                                                  ------------

            Total liabilities and shareholders' deficit          $      69,413
                                                                  ============



                   The accompanying notes are an integral part of these consolidated financial statements

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                  Year Ended       Year Ended      Inception to
                                   March 31,       March 31,         March 31,
                                     2006            2005              2006
                                  -----------     -----------      ------------

Revenues                        $     64,937     $    120,862      $   188,725

Operating expenses                  (914,499)      (1,310,933)      (3,325,362)
General and administrative
  expenses                          (357,598)        (318,150)      (1,356,419)
Impairment of loan receivable              -                -         (130,000)
                                  -----------    -------------     ------------

  Loss from operations            (1,207,160)      (1,508,221)      (4,623,056)

Interest expense                    (169,369)         (84,248)        (482,606)
                                  -----------    --------------    ------------

Net loss                        $ (1,376,529)    $ (1,592,469)    $ (5,105,662)
                                  ===========    ==============    ============

Basic and diluted net loss
  per share                     $      (0.06)    $      (0.06)
                                  ===========    ==============

Weighted average shares
  outstanding                     23,148,786       24,813,714
                                 ============    =--===========


                   The accompanying notes are an integral part of these consolidated financial statements

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
             from inception, August 19, 1999, through March 31, 2006



                                                         Additional          Retained
                          Common          Stock           Paid-In            Earnings
                          Shares          Amount          Capital            (Deficit)        Total
                         --------        --------       -------------       -----------      -------

Balance at inception,
  August 19, 1999                 -    $         -    $           -     $          -    $         -

Issuance of common
  stock                      20,000             20                -                -             20

Net loss                          -              -                -          (84,021)       (84,021)
                        -----------    -----------    -------------     ------------    -----------

Balance at
  December 31, 1999          20,000             20                -          (84,021)       (84,001)

Net loss                          -              -                -         (230,879)      (230,879)
                        -----------    -----------    -------------     ------------    -----------

Balance at
  December 31, 2000          20,000             20                -         (314,900)      (314,880)

Net loss                          -              -                -         (494,816)      (494,816)
                        -----------    -----------    -------------     ------------    -----------

Balance at
  December 31, 2001          20,000             20                -         (809,716)      (809,696)

Net loss                          -              -                -         (384,590)      (384,590)
                        -----------    -----------    -------------     ------------    -----------

Balance at
  December 31, 2002          20,000             20                -       (1,194,306)    (1,194,286)

Reclassification of debt
  to equity                  43,000             43        1,581,940                -      1,581,983

Net loss                          -              -                -         (736,364)      (736,364)
                        -----------    -----------    -------------     ------------    -----------

Balance at
  December 31, 2003          63,000             63        1,581,940       (1,930,670)      (348,667)

Effect of issuance of
  common stock and
  recapitalization in
  reverse acquisition
  transaction            25,943,925         25,944          (25,944)                -              -

Net loss                          -              -                -          (205,994)      (205,994)
                        -----------    -----------    -------------     -------------    -----------

Balance at
  March 31, 2004         26,006,925    $    26,007    $   1,555,996     $  (2,136,664)   $  (554,661)
                        ===========    ===========    =============     =============    ===========




                   The accompanying notes are an integral part of these consolidated financial statements

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
             from inception, August 19, 1999, through March 31, 2006



                                                               Additional        Retained
                             Common            Stock            Paid-In          Earnings
                             Shares            Amount           Capital          (Deficit)          Total
                            ---------         --------         ----------       -----------        -------

Balance at
  March 31, 2004              26,006,925    $   26,007    $   1,555,996     $  (2,136,664)   $    (554,661)

Proceeds from issuance
  of common stock                603,856           604          301,324                 -          301,928

Cancellation of shares        (3,502,925)       (3,503)           3,503                 -                -

Net loss                               -             -                -        (1,592,469)      (1,592,469)
                           -------------    ----------    -------------     -------------    -------------

Balance at
  March 31, 2005              23,107,856        23,108        1,860,823        (3,729,133)      (1,845,202)

Proceeds from issuance
  of common stock                276,400           276          276,124                 -          276,400

Stock issued for accounts
   payable                        50,000            50           49,950                 -           50,000

Stock issued for
  conversion of debt           1,050,000         1,050        1,048,950                 -        1,050,000

Net loss                               -             -                -        (1,376,529)      (1,376,529)
                           -------------    ----------    -------------     -------------    -------------

Balance at March 31,
  2006                        24,484,256    $   24,484    $   3,235,847     $  (5,105,662)   $  (1,845,331)
                           =============    ==========    =============     =============    =============



                   The accompanying notes are an integral part of these consolidated financial statements

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Year Ended        Year Ended       Inception to
                                                               March 31,         March 31,           March 31,
                                                                 2006              2005              2006
                                                              ----------       ------------       ------------


Cash flows from operating activities:
  Net loss                                                    $  (1,376,529)    $  (1,592,469)   $  (5,105,662)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation expense                                              3,704             8,465           44,584
    Impairment of loan receivable                                         -                 -          130,000
    Accrued interest payable converted to equity                          -                 -          208,405
    Expenses paid by shareholder and affiliate                       68,770            53,026          121,796
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                    114,257          (114,257)               -
      Decrease (increase) in prepaid expenses and deposits           35,616           (15,695)               -
      Increase in accounts payable and accrued liabilities          159,363            30,159          232,665
      Increase in interest payable to affiliates                    132,298            69,236          217,190
      Increase (decrease) in deferred revenue                       (10,828)           35,328           24,500
                                                              -------------     -------------    -------------

        Net cash used in operating activities                      (873,349)       (1,526,207)      (4,126,522)
                                                              -------------     -------------    -------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (863)          (11,440)         (51,614)
  Loan receivable                                                         -                 -         (130,000)
                                                              -------------     -------------    -------------

        Net cash used by investing activities                          (863)          (11,440)        (181,614)
                                                              -------------     -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            276,400           301,928          578,328
  Proceeds from notes payable-other                                  20,000           365,000          385,000
  Proceeds from notes payable-shareholder                           643,000           880,000        1,523,000
  Proceeds from notes payable to affiliates                          15,000           475,000        2,439,191
  Principal payments on notes payable to affiliates                       -           (90,000)        (140,000)
  Principal payments on notes payable-other                         (70,000)         (265,000)        (335,000)
  Principal payments on notes payable-shareholder                         -           (80,000)         (80,000)
                                                              -------------     -------------    -------------

        Net cash provided by financing activities                   884,400         1,586,928        4,370,519
                                                              -------------     -------------    -------------

Net increase in cash and cash equivalents                            10,188            49,281           62,383

Cash and cash equivalents, beginning of year                         52,195             2,914                -
                                                              -------------     -------------    -------------

Cash and cash equivalents, end of year                        $      62,383     $      52,195    $      62,383
                                                              =============     =============    =============





                   The accompanying notes are an integral part of these consolidated financial statements

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Nature of Operations and Summary of Significant Accounting Policies

       Nature of the Business and Merger

     Stanford Capital Corporation (Stanford) was incorporated under the laws of the State of Delaware on June 11, 1992. During January 2004, Stanford acquired all of the issued and outstanding shares of common stock of Skreem Entertainment Corporation (Skreem) in exchange for 22,000,000 post reverse split shares of common stock, par value $0.001 per share, to holders of Skreem's common stock. The transaction is considered a reverse merger and Skreem became a wholly owned subsidiary of Stanford. Stanford and Skreem are collectively referred to as "the Company". On March 16, 2004 the Company filed a Certificate of Amendment with the Delaware Secretary of State changing the Company's name to Skreem Entertainment Corporation and reverse splitting the Company's shares on a one (1) for five (5) basis. The financial statements herein reflect the effect of the reverse stock split. The proforma effects of the reverse merger are not material to the consolidated financial statements.

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

     In accordance with Statement of Financial Accounting Standards (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-lived Assets,"the Company examines the possibility of decrease in value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

       Record Masters

     A record master borne by the Company is reported as a cost of production when the past performance and current popularity of the artist does not provide a sound basis for estimating that the cost will be recovered from future sales.

       Revenue Recognition

     Revenue is recognized in accordance with Staff Accounting Bulletin No.104 (SAB 104) when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery has occurred or services have been rendered or the license period has begun; and collection is reasonably assured.

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

     Advertising Costs

     All costs related to general advertising are charged to expense as incurred. For the year ended March 31, 2006 and 2005, the Company recorded total advertising expense of $1,266 and $116,046, respectively.

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

       Income Taxes

     From inception of the Company through August 31, 2003, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, corporate income or loss passes through to the shareholders and therefore, no provision for federal or state income taxes has been recorded by the Company. On August 31, 2003, the Company converted certain debt and accrued interest owed to affiliates to equity. The affiliates were a corporation and a partnership that made the Company ineligible to be taxed under subchapter S of the Internal Revenue Code. Subsequent to August 31, 2003, the Company accounts for income tax using Statements of Financial Accounting (SFAS) No. 109 "Accounting for Income Taxes."

       Recent Accounting Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements, rather than the use of the cumulative effect of a change in accounting principle, unless impracticable. If impracticable to determine the impact on prior periods, then the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment to equity, unless impracticable for all periods presented, in which case prospective treatment should be applied. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as those required by the issuance of new accounting pronouncements if no specific transition guidance is provided. SFAS No. 154 does not change the previously issued guidance for reporting a change in accounting estimate or correction of an error. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this policy to have a material impact on its financial position, results of operations or cash flows.

       Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $1,376,529 and $1,592,469,for the year ended March 31, 2006, and the year ended March 31, 2005 respectively. The Company had an accumulated deficit of $5,105,662 at March 31, 2006. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue receiving investment capital and loans from an affiliate and shareholder to complete promotion of the Company's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   Property and Equipment

     Property and equipment is comprised of the following at March 31, 2006:

        Furniture                                          $      18,161
        Music and computer equipment                              29,468
                                                           -------------

                                                                  47,629
        Less: accumulated depreciation                           (40,599)
                                                           -------------

                                                           $       7,030

     Depreciation expense was $ 3,704, and $8,465, for the years ended March 31, 2006 and 2005, respectively.

3.   Income Taxes

     From inception of the Company through August 31, 2003, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, corporate income or loss passes through to the shareholder and therefore, no provision for federal or state income tax was recorded by the Company. On August 31, 2003, the Company converted certain debt and accrued interest owed to affiliates to equity. The affiliates were a corporation and a partnership that made the Company ineligible to be taxed under subchapter S of the Internal Revenue Code. Subsequent to August 31, 2003, the Company accounts for income tax using Statements of Financial Accounting (SFAS) No. 109 "Accounting for Income Taxes."

     The following table sets forth a reconciliation of federal income tax for the years ended March 31, 2006 and 2005:

                                                    Year Ended      Year Ended
                                                    March 31,       March 31,
                                                      2006               2005
                                                    ------------    -----------

     Loss before income taxes                       $ (1,376,529)  $ (1,592,469)

     Income tax benefit computed at statutory rates     (468,020)     ( 541,439)
     Increase in valuation allowance                     628,732        540,596
     Permanent differences                                 2,871            843
     Adjustment to deferred tax assets                  (163,583)             -
                                                    ------------   ------------

        Tax benefit                                 $          -   $          -
                                                    ============   ============

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Income Taxes, Continued

     As of March 31, 2006, the Company has net operating loss carryforwards of approximately $2,178,000. The carryforwards begin to expire in the year 2023. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code. The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.

     Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero. In order to comply with generally accepted accounting principles, management has decided to establish the valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized. Significant components of the Company's deferred tax asset at March 31, 2006 are as follows:

     Net operating loss carryforwards               $     740,421
     Deferred revenues                                      8,330
     Deferred expenses                                    573,109
     Less: valuation allowance                         (1,321,860)
                                                    -------------

        Net deferred tax assets                     $           -
                                                    =============


4.   Notes Payable

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

     During the year ended March 31, 2006, Jeffrey D. Martin loaned the Company $711,770. The notes are payable on demand and bear interest at the rate of 8% per year. Accrued interest at March 31, 2006 was $73,575. Interest payments to Jeffrey D. Martin during the year ended March 31, 2006 were $32,787. There were no principal payments of these notes during the year ended March 31, 2006. The dates and amounts of these individual note agreements entered into during the year ended March 31, 2006 and outstanding are as follows:

          Date of Note                                Amount

     June 30, 2005                                $     219,000
     September 30, 2005                                 264,000
     December 31, 2005                                  228,770
                                                  -------------

        Total                                     $     711,770
                                                  =============

     On March 29, 2006 notes payable to Jeffrey D. Martin totaling $1,000,000 were converted to 1,000,000 shares of common stock.

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

     On January 27, 2004, the Company borrowed $39,592 from JT Investments, Ltd. The note is unsecured, bears interest at the rate of 8% per year and is payable on demand. The entire principal balance is outstanding at March 31, 2006. The Company recorded interest expense of $3,167 related to the note for the years ended March 31, 2006 and 2005.

     At March 31, 2006, the balance of notes payable to Martin Consultants, Inc., a company owned by Jeffrey D. Martin, was $879,028. The notes bear interest at the rate of 8% per year and are secured by assets of the Company. The Company recorded interest expense of $ $70,323, and $45,162 related to these notes for the year ended March 31, 2006, and year ended March 31, 2005, respectively. The dates and amounts of the individual note agreements with Martin Consultants, Inc. that remain outstanding at March 31, 2006 are as follows:

         Date of Note                                      Amount

         December 31, 2003                               $     304,000
         January 7, 2004                                        20,000
         February 15, 2004                                      20,000
         February 25, 2004                                      20,000
         March 8, 2004                                          10,000
         March 11,2004                                          12,000
         March 15,2004                                          10,000
         March 24,2004                                          15,000
         March 31, 2004                                         10,000
         April 6, 2004                                          10,000
         April 12, 2004                                         10,000
         July 23, 2004                                          20,000
         July 30, 2004                                          10,000
         January 7, 2005                                       400,000
         March 31, 2005                                          8,028
                                                         -------------

            Total                                        $     879,028
                                                         =============

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Notes Payable, continued

     Others

     On January 24, 2005, the Company borrowed $100,000 from Market Management, Inc (MMI). The note is unsecured, payable on demand and bears interest at a rate of 10% per year. The Company recognized interest expense of $6,890 during the year ended March 31, 2006, related to this note. On August 17, 2005 the Company repaid $50,000 of the principal and on January 30, 2006 the remaining principal was converted to 50,000 shares of common stock. At March 31, 2006 the Company owes $1,878 accrued interest related to this note.

5.   Capital Transactions

     The Company has offered a Private Placement Memorandum ("PPM") that offers for sale a maximum of 3,000,000 and a minimum of 1,000,000 shares of its common stock, $.001 par value at $.50 per share ("the Offering"). The shares are offered on a "best efforts" basis. The Offering will be made in reliance upon an exemption from registration under the federal securities laws provided by Regulation D as promulgated by the United States Securities and Exchange Commission ("SEC"). The Offering will terminate upon the earlier of (i) the sale of the 3,000,000 shares or (ii) May 31, 2004 unless extended by the Company for 120 days. The Company did extend the offering for 120 days and issued 603,856 shares with proceeds of $301,928. The Company amended the PPM reducing the share minimum to 100,000 shares. The offering concluded after the 120-day extension.

     On October 6, 2004 3,502,925 shares of common stock were returned to the treasury and cancelled.

     On January 30, 2006 the Company converted a remaining $50,000 note payable to Market Management to 50,000 shares of common stock.

     On March 29, 2006 the Company converted $1,000,000 of notes payable to Jeffrey D. Martin to 1,000,000 shares of common stock.

     During the year ended March 31, 2006, the Company received cash proceeds of $276,400 from the issuance of 276,400 shares of common stock.

6.   Related Party Transactions

     Related party payables at March 31, 2006, consisted of $9,254 for health insurance as of March 31, 2006. Additionally, notes payable to affiliates and a major shareholder at March 31, 2006 are presented at Note 5.

     The Company promotes an artist who is the son of the Company's major shareholder. Total advances to the son are approximately $469,400 as of March 31, 2006.

     On March 1, 2003, the Company entered into an agreement with All Star Consulting that established a fee of $5,000 per month, plus rent of an apartment and lease of a car, for services rendered as a Manager of artists in Germany. Effective January 2005, the agreement was amended to increase the fee paid to All Star Consulting to $6,500 per month. Tony Harrison, a Vice President and Director of the Company, owns All Star consulting. In connection with the agreement, the Company expensed promotion fees of approximately $78,000, and $64,500 for the years ended March 31, 2006 and 2005, respectively.

7.   Operating Leases

     The Company leases a vehicle and housing in Germany for the Artists and Manager. Rent expense under these leases was $75,404, and $68,999 for the years ended March 31, 2006 and 2005, respectively.

     There are no significant future minimum non-cancelable lease payments to be made after March 31, 2006 as all significant lease commitments have been met.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

10.  Distribution And Service Agreements

     During May 2004, the company entered into a five and one-half year Distribution and Service Agreement with Cheyenne Records GmbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings by 3rd Wish in Germany, Switzerland and Austria. Under the agreement, Cheyenne is to receive a distribution and service fee of 45% of all net receipts (gross receipts less Value Added Tax of approximately 16%). The agreement requires Cheyenne to perform certain services including booking commercial concerts and concert tours, securing personal appearances of "3rd Wish", securing advertising, endorsements and related activities of "3rd Wish", and music publishing/sub-publishing throughout the territory. In consideration for these services except music publishing/sub-publishing, Cheyenne is to receive 35% of all net receipts paid by third parties. The agreement provides for the Company/Cheyenne to split music publishing revenues on a 75%/25% basis. The Company recorded license revenue of $19,774 and $115,227 for the years ended March 31, 2006 and 2005 respectively.

     During April 2005, the Company entered into a 5.5 year Distribution and Service Agreement with Cheyenne Records GHbh (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings of the artist "Pat Moe" in Germany, Switzerland and Austria. Cheyenne is to receive a distribution and service fee of 30% to 36% of all net receipts (gross receipts less Value Added Tax of approximately 16%). In addition, Cheyenne will perform certain services including booking commercial concerts and concert tours, securing personal appearances of "Pat Moe", securing advertising, endorsements, and related activities of "Pat Moe" and music publishing/subpublishing throughout the territory. In consideration for these services, except music publishing/subpublising, Cheyenne is to receive 15-30% of all net receipts. The Company/Cheyenne shall split music publishing revenues on a 75%/25% basis. The Company has not recorded any revenue related to this agreement.

11.  Business Management Agreement

     On June 14, 2005, the Company entered into a business management agreement with Mr. Andy Lai for services performed in Asia that continues in until written notice of termination is given by either party. Mr. Lai is to act as Business Manager and his services include contract negotiations, securing recordings distribution, arranging live performances and tours, securing of sponsorships, as well as other business activities that are necessary for the advancement of the artists that are represented by the Company. Under the agreement, the Company is to compensate Mr. Lai ten percent (10%) of the net revenues collected as a direct result of his negotiations in Asia and should the Company through its own resources enter into a recording or distribution agreement with a major company and the agreement includes Asia, Mr. Lai is to be compensated five percent (5%) of the net revenues resulting from such agreement. The Company has not recorded any transactions related to this agreement. On December 14, 2005, the Company terminated the agreement.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  License Agreements

     On October 11, 2004, the Company entered into a fifteen-year license agreement with Three8 Music Limited (Three8). The terms of the license agreement grant Three8 all rights to the single release by "3rd Wish" entitled "Obsession" in the United Kingdom and Eire, for which the Company earns royalties of 19% calculated on 100% sales of Three8's published dealer price less certain packaging deductions. Additionally, for any third party licensing or digital delivery, the Company is to receive 50% of Three8's net United Kingdom sourced royalty receipts. In connection with the license agreement, the Company received a $15,000 advance that was initially recorded as deferred revenue and will be recognized as revenue as license fees are earned under the agreement. At March 31, 2006, the accompanying financial statements reflect license fees of $1,000 and deferred revenue of $13,500 related to this agreement.

     On November 12, 2004, the Company entered into a five year license agreement with NRJ Music (NRJ). The license agreement grants NRJ the exclusive right to the audio and/or audiovisual recordings of "3rd Wish" for the purpose of reproducing them on all media in France, Dom Tom, Andorra, Monaco, and Belgium. In consideration of the exclusive rights granted, JR shall pay the Company a royalty for sales (less returns) of 19-22% in France, Dom Tom, Andorra and Monaco and 13-15% in Belgium. In addition the Company may earn additional royalties related to phonograms, videograms, and other digital media as defined in the agreement. In connection with the license agreement, the Company received a $16,822 advance that was initially recorded as deferred revenue and will be recognized as revenue as license fees are earned under the agreement. At March 31, 2006, the accompanying financial statements reflect license fees of $33,860 related to this agreement.

     On November 26, 2004, the Company entered into a five-year license agreement with Shock Records Pty Ltd (Shock). The license agreement grants Shock the exclusive right to the single release by "3rd Wish" entitled "Obsession" in Australia and New Zealand. Under the license agreement the Company is to receive royalties of 18-22% of net sales, which excludes any sales tax and includes any discounts. Shock retains the right to license the recording for third party, compilation and synchronization use in the territory and the Company shall receive 50% of any third party income. Shock retains exclusive right to copy, extract, digitally encode, sell, distribute, and otherwise exploit the recording in digital format via any interactive technology. In connection with the license agreement, the Company received a $5,150 advance that was initially recorded as deferred revenue and will be recognized as revenue as license fees are earned under the agreement. At March 31, 2006, the accompanying financial statements reflect license fees of $1,030 and deferred revenue of $3,691 related to this agreement.

     On December 14, 2004, the Company entered into a three-year license agreement with NMC Music Ltd. (NMC). The license agreement grants NMC exclusive rights to the single release by "3rd Wish" entitled "obsession" in Israel. The Company shall receive royalties of 18% calculated on 100% of net sales. The Company recorded revenue of $987 related to this agreement in the year ended March 31, 2006.

     On January 17, 2005, the Company entered into a three-year license agreement with Megaliner Records (Megaliner). The license agreement grants Megaliner exclusive rights to the single release by "3rd Wish" entitled "Obsession" including all available remixes. The territories covered by the license agreement with Megaliner includes Russia, Azerbaijan, Armenia, Georgia, Moldova, Kazakstan, Krygystan, Tajikistan, Uzbekistan, Turkmenistan, Ukraine, Republic of Belarus, Lithuania, Lativa and Estonia. Under the terms of the agreement the Company is to receive royalties of 20% of the published dealer price with no deductions allowed. In addition the Company/Megaliner shall split any third party income and broadcasting income on a 60%/40% basis. In connection with the license agreement, the Company has received advances of $750 and $500 and will record the advance as revenue as earned under the agreement. At March 31, 2006 the accompanying financial statements reflect license fees of $270 and deferred revenue of $917 related to this agreement.

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

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  License Agreements, continued

     On September 6, 2005, the Company entered into a five and one-half year license agreement with Planet Records Italy (Planet). The license agreement grants Planet the exclusive rights for an Album (TBA Title) by "3rd Wish" in Italy. Under the license agreement the Company is to receive a royalty rate of 20% of net sales. The Company granted Planet a digital download distribution license agreement that will include all digital and wireless platforms on a non-exclusive basis in Italy only and will be split on a 60/40 basis. In connection with the license agreement the Company received an advance of $7,127 that was initially recorded as deferred revenue and will be recognized as revenues as license fees are earned under the agreement. At March 31, 2006, the accompanying financial statements reflect license fees of $734 and deferred revenue of $6,393 related to this agreement.

13.  Music Video Production Agreements

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

14.  Content License Agreement

     On September 10, 2004, the Company entered into a Content License Agreement with JAMBA!AG (JAMBA) for the distribution of mobile content including ring tones, wallpaper, and logos through the JAMBA service and JAMBA Network. The Content License Agreement is non-exclusive and covers the territories of Germany, Switzerland, and Austria. The term of the agreement commences on the date of the agreement and terminates upon a three month written notice by either party. In consideration of the authorizations granted to JAMBA in the agreement, JAMBA will pay the Company a license fee from all paid and successfully completed downloads of content by end users as set forth in the agreement, which shall be calculated from the net revenue (revenue less value added tax.) In accordance with SAB 104, the Company records revenue related to the Content License Agreement when the license revenue is fixed or determinable and collectibility is reasonably assured. The Company recorded revenue of $829 related to this agreement in the year ended March 31, 2006.

15.  Video Ringtone And Promotion Video License Agreement

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

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Publishing Agreement

     On January 17, 2002, the Company entered into a publishing agreement with Broadcast Music, Inc. (BMI) for the period from July 1, 2001 to June 30, 2006. In accordance with the agreement, the Company sold, assigned and transferred to BMI, its successors or assigns all rights which the Company owned or acquired publicly to perform, and to license others to perform, anywhere in the world and part or all musical compositions; the non-exclusive right to record, and to license others to record, any part or all of any of the musical compositions on electrical transcriptions, wire, tape, film or otherwise, but only for the purpose of performing such musical compositions publicly by means of radio and television or for archive or audition purposes; and the exclusive right to adapt or arrange any part or all of any of the musical compositions for performance purposes, and to license others to do so. As consideration for all rights granted to BMI hereunder, BMI agrees to pay the Company upon the basis of current performance rates generally paid by BMI for its affiliated publishers for similar performances. The Company has not recorded any revenue related to the agreement. In accordance with SAB No. 104 the Company will record publishing revenues when the revenue is fixed or determinable and collection is reasonably assured.

17.  Commitments

     Exclusive Artist Recording Agreements

     At March 31, 2006, the Company had entered into long-term Exclusive Artist Recording Agreements with six artists, which include the three Artists of "3rd Wish", the Artist "PatMoe", the Artist "Precious Dawn Francis" and the Artist "Willie Bivins, Jr" also known as "Willie Will" for the purpose of engaging the exclusive personal services of the Artists for making master sound recordings for distribution in any medium. The territory for the agreements is worldwide. All master recordings made by the Artists during the terms of the agreements are recorded by the Artists on the Company's behalf, and all phonograph records and related performances are the property of the Company; the Company has the right to secure sound recording copyright; and the Company and its licensees have the sole and exclusive right to use the recordings throughout the world or any part thereof in any manner it sees fit. The Company may pay all specifically approved recording costs in connection with the master recordings made hereunder, and all recording costs are deemed fully recoupable advances to the Artists and are to be deducted from any and all royalties payable to the Artist by the Company under this or any and all royalties payable to the Artists by the Company. Amounts paid to or on behalf of the Artists during the term of the agreement are fully recoverable, non-returnable advances unless otherwise expressly agreed in writing between the Company and the Artists. The Company has the right, but not the obligation to have the Artists participate in the creation of music videos and all amounts expended by or advanced by the Company for the production of music videos constitute additional fully recoupable advances. The Company owns any and all current and future rights to music videos.

     In its sole discretion, the Company may choose, at any time during the term of the agreements, to license master recordings made by the Artists to third parties on a flat fee or royalty basis, or to enter into a distribution agreement with a third party distributor for the distribution of phonograph records embodying master recordings recorded by the Artists through normal retail channels in the United States and worldwide. With respect to master recordings of the Artists licensed to third parties on a flat-fee basis, the Company is to pay the Artists 20-50% of the net amount received by the Company under such license. With respect to master recordings of the Artists licensed to third parties on a royalty basis, and with respect to phonograph recordings released through a distributor selected by the Company, the Company is to pay the Artists the lesser of 20-50% of the Company's net earned royalty receipts under such license or distribution agreement, or 20-50% of the basic album or single rate as defined in the agreements. Further, in its sole discretion, the Company may choose to commercially release phonograph records through the Company's own distribution network. In such event, the Company agrees to pay the Artists royalties based on the basic album or singe rate as defined in the agreements. For phonograph recordings that are exported or sold outside the United States and through record clubs or similar plans, the Artists is to be paid a royalty of 20-50% of the amounts provided of the above mentioned amounts. In addition, the Artists may earn royalties related to licenses for musical compositions, music video licenses and merchandising.

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  Commitments, continued

     Exclusive Artist Recording Agreements, continued

     At March 31, 2006, the Artists had earned royalties of approximately $45,000, based on cumulative reported licensing revenues. However, the Company is not obligated to pay any royalties until it recovers advances to Artists totaling $1,468,424 at March 31, 2006, plus any future advances.

     Music Publishing Agreements

     At March 31, 2005, the Company had entered into long-term Music Publishing Agreements with five individual Writers, which include the three Artists of "3rd Wish", the Artist "PatMoe" and the Artist "Willie Will". The Company engaged the Writers to render the Writer's exclusive services as songwriters and composers based upon terms and conditions set forth in the agreements. In accordance with the agreements, the Writers granted all rights to all musical compositions written or owned by the Writers and all musical compositions are to be the Company's exclusive property as sole owner. The Company shall pay royalties to the Writers based on various terms and conditions set forth in the agreements. There have been no royalties earned by the writers related to the agreements.

     Personal Management Agreement

     At March 31, 2005, the Company had entered into long-term Personal Management Agreements with five Artists, which include the three Artists of "3rd Wish", the Artist "PatMoe", and the Artist "Willie Will". The Company accepts the engagement as the Artists' sole and exclusive personal management company in connection with all activities in the entertainment industries throughout the world, including but not limited to their services as musicians, songwriters, actors, publishers, packagers or performers in any medium now known or hereafter devised. For personal management services performed, the Artists agreed to pay the Company 15% of all gross compensation earned or received as a result of activities in the entertainment industry. However, the Company is not be entitled to commissions by the Artists from the sale, license, or grant of any literary or music rights to the Company or any person, firm, or corporation owned or controlled by the Company. During the years ended March 31, 2006 and 2005, the Company earned commissions of $981 and $3,241, all related to live performances.

18.  Supplemental Disclosures Of Cash Flow Information

     During the year ended March 31, 2006, and the year ended December 31, 2005 approximately $35,780 and $15,000 was paid for interest expense, respectively. No cash was paid for income taxes during the years ended March 31, 2006 and 2005.

     During the year ended March 31, 2006, the Company issued 50,000 shares of common stock for accounts payable. In addition, the Company converted notes payable totaling $1,000,000 to equity upon issuance of 1,000,000 shares of common stock.


19.  Concentrations Of Risk And Major Customers

     The Company is economically dependent on an affiliate owned by the Company's major shareholder.

     The Company is dependent on the success of the Artists. The talent would be difficult to replace.

     The license revenues of $115,227 for the year ended March 31, 2005 related to the Cheyenne agreement and accounted for approximately 95% of total revenues.

     The license revenues of $33,830 and $25,271 for the year ended March 31, 2006 related to the NRJ and Cheyenne agreements and accounted for 52% and 39% of the total revenues respectively.

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

(iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants.

(iv) In connection with its audit for the most recent fiscal year and the interim period until the date of dismissal, there have been no disagreements with David T. Thomson, PC on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of David T. Thomson, PC would have caused them to make reference thereto in their report on the financial statements.

(v) During the most recent fiscal year and the interim period until the date of dismissal, there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

(vi) The Registrant requested that David T. Thomson, PC furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.

(vii) On January 7, 2005, the Registrant dismissed Thomas Leger & Co., LLP from its position as the Company's independent accountants.

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

(ix) The Registrant's Board of Directors participated in and approved the decision to change independent accountants.

(x) In connection with its audit for the most recent fiscal year and the interim period until the date of dismissal, there have been no disagreements with Thomas Leger & Co., LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Thomas Leger & Co., LLP would have caused them to make reference thereto in their report on the financial statements.

(xi) During the most recent fiscal year and the interim period until the date of dismissal, there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

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

(c) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 8B.        OTHER INFORMATION

None

                                    PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of June 27, 2006, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

     Name           Age             Title              Director or Officer Since

Charles Camorata    51   President, Chief Executive    01-31-04
                         Officer and Director
Tony Harrison       42   Vice President and Director   01-31-04
Karen Pollino       54   Secretary / Treasurer         01-31-04
                         and Director

The following is the business background of each officer and director:

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

     (ii)engaging in any type of business practice; or

     (iii) engaging in any activity in connection with the purchased or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

ITEM 10.        EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2006, the end of the Company's last completed fiscal year):

Name                               Year             Compensation

Charles Camorata                   2006             $ 50,000
Charles Camorata                   2005             $ 50,000
Kevin Monson *                     2004             None
Kevin Monson                       2003             None

*  Resigned on January 31, 2004

Cash Compensation

There was no cash compensation, other than the $50,000 compensation to Charles Camorata paid to any director or executive officer of the Company during the fiscal years ended March 31, 2006, and 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 19, 2006 the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially , more than 5% of the 24,508,950 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of          Name of                            Amount and Nature             Percentage
Class             Beneficial Owner                   of Beneficial Ownership (1)   of Class
--------          ----------------                   ---------------------------   -----------

OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common            Charles Camorata                   200,000                       0.8%

Common            Tony Harrison                      200,000                       0.8%

Common            Karen Pollino                      109,500                       0.5%

Common            Jeffrey Martin (1)                 22,650,156                    92.4%


                  All officers and
                  Directors as a Group
                  (3) persons                        509,500                       2.2%


(1) Includes shares owned by Martin Consultants, Inc. and Am-Pac Investments.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Notes payable to shareholders and affiliates consist of the following at March 31, 2006:

Notes payable upon demand to Jeffrey Martin secured by the assets of the
   Company, interest at 8% per annum                                              $    556,770

Notes payable upon demand to Martin Consultants, Inc., secured by the assets
   of the Company, interest at 8% per annum                                            879,028

Note payable upon demand to JT Investments, Ltd., unsecured, interest at 8%
   per annum                                                                            39,592

Note payable upon demand to AM Pac Investment, unsecured, interest at 8%
   per annum                                                                            15,000
                                                                                  ------------

                                                                                  $  1,490,390


Accounts payable due to an affiliate consisted of $9,254 for health insurance as of March 31, 2006.

The Company promotes an artist who is the son of the Company's major shareholder. Total advances to the son are approximately $469,400 as of March 31, 2006.

On March 1, 2003, the Company entered into an agreement with All Star Consulting to establish a fee of $5,000 per month plus rent of an apartment and lease of a car for services rendered as a Manager of Artists in Germany. Effective January 1, 2005,the Company amended the agreement to increase the fee paid to All Star Consulting to $6,500 per month. All Star consulting is owned by Tony Harrison, who is a Vice President and Director of the Company. In connection with the agreement, the Company expensed promotion fees of approximately $78,000 and $64,500 for the year ended March 31, 2006, and the year ended March 31, 2005, respectively.


TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

23.1     Consent of Independent Registered Public Accounting Firm.
23.2     Consent of Independent Registered Public Accounting Firm.
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.        PRINCIPAL ACCOUNTANTS FEES AND SERVICES

                                        2006              2005

Audit Fees                        $    10,000       $    29,511
Audit and Related Fees                 10,500                 -
Tax Fees                                    -                 -
All Other Fees                              -                 -
                                  -----------       -----------

Total                             $    20,500       $    29,511
                                  ===========       ===========

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

                                  SKREEM ENTERTAINMENT CORPORATION



Date: June 27, 2006              By /s/ Charles Camorata
                                    Charles Camorata,
                                    Principal Executive Officer

Date: June 27, 2006              By /s/ Karen Pollino
                                    Karen Pollino,
                                    Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                    Title                         Date


/s/ Charles Camorata
 Charles Camorata     Principal Executive Officer         June 27, 2006

/s/ Karen Pollino
 Karen Pollino        Chief Financial Officer             June 27, 2006

/s/ Tony Harrison
 Tony Harrison        Vice President & Director            June 27, 2006

                                                                   Exhibit 31.1

                                 CERTIFICATIONS

I, Charles Camorata, certify that:
1. I have reviewed this annual report on 10-KSB of Skreem Entertainment Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

June 27, 2006


By: /s/ Charles Camorata
------------------------
Charles Camorata
Principal Executive Officer

                                                                    Exhibit 31.2

CERTIFICATIONS

I, Karen Pollino, certify that:
1. I have reviewed this annual report on 10-KSB of Skreem Entertainment Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

June 27, 2006


By: /s/ Karen Pollino
-----------------------
Karen Pollino
Chief Financial Officer

                                                                 Exhibit 32.1

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE
                     SARBANES-OXLEY ACT OF 2002 (18 U.S.C.
                                  SECTION 1350)

In connection with the Annual Report of Skreem Entertainment Corporation; on Form 10-KSB for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Charles Camorata, Principal Executive Officer of the Company, does hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Charles Camorata
----------------------------

Name: Charles Camorata
Principal Executive Officer
June 27, 2006

                                                               Exhibit 32.2

     CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE
                     SARBANES-OXLEY ACT OF 2002 (18 U.S.C.
                                  SECTION 1350)

In connection with the Annual Report of Skreem Entertainment Corporation; on Form 10-KSB for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Karen Polino, Principal Financial Officer of the Company, does hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to her knowledge:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Karen Pollino
------------------------------
Name: Karen Pollino
Principal Financial Officer
June 27, 2006