Form 10QSB
period 2006-06-30
SKREEM ENTERTAINMENT CORP
filed 2006-08-15
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-22236

                        SKREEM ENTERTAINMENT CORPORATION
        -----------------------------------------------------------------
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

                                 Yes |X| No |_|

           Class                Shares Outstanding                 Date
 Common, $.001 par value            24,758,950                 July 26, 2006

                                TABLE OF CONTENTS

                        SKREEM ENTERTAINMENT CORPORATION


                          Part I. Financial Information


Item 1.   Consolidated Financial Statements


         Unaudited Consolidated Condensed Balance Sheet - June 30, 2006                                 3

         Unaudited Consolidated Condensed Statements of Operations for the three months ended
         June 30, 2006 and 2005 and for the period from inception, August 19, 1999, to June
         30, 2006                                                                                       4

         Unaudited Consolidated Condensed Statement of Changes in Shareholders' Deficit
         for the period from inception, August 19, 1999, to June 30, 2006                               5

         Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended
         June 30, 2006 and 2005 and for the period from inception, August 19, 1999, to June
         30, 2006                                                                                       6

         Notes to the Unaudited Consolidated Financial Statements                                       7


Item 2.  Management's Discussion and Analysis or Plan of Operation                                      9


Item 3.  Controls and Procedures                                                                       11




                                            Part II. Other Information


Item 1.   Legal Proceedings                                                                            12


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                  12


Item 3.   Defaults Upon Senior Securities                                                              12


Item 4.   Submission of Matters to a Vote of Security Holders                                          12


Item 5.   Other Information                                                                            12


Item 6.   Exhibits                                                                                     12

          Signatures                                                                                   13

          Certifications                                                                               14



SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
June 30, 2006


                                     ASSETS


 Current assets:
     Cash and Cash equivalents                                    $       7,475
                                                                  -------------
       Total current assets                                               7,475

 Property and equipment, net                                              6,423
                                                                   ------------
       Total assets                                               $      13,898
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

 Current liabilities:
     Accounts payable and accrued liabilities                     $    192,897
     Related party payable                                               9,254
     Deferred revenue                                                   28,565
     Accrued interest - shareholder and affiliates                     236,966
     Notes payable - shareholder                                       576,770
     Notes payable - affiliates                                        973,620
                                                                   ------------
       Total current liabilities                                     2,018,072
                                                                   ------------

 Shareholders' equity:
     Preferred shares - $0.001 par value; 1,000,000
       authorized, no shares issued or outstanding                          -
     Common shares - $0.001 par value; 50,000,000
       authorized; 24,758,950 shares issued and
       outstanding                                                     24,759
     Additional paid - in capital                                   3,510,267
     Losses accumulated in the development stage                   (5,539,200)
                                                                   ------------
       Total shareholders' deficit                                 (2,004,174)
                                                                   ------------
         Total liabilities and shareholders' deficit              $    13,898
                                                                   ============



        The accompanying notes are an integral part of these consolidated condensed financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS For the Three Months Ended June 30, 2006 and 2005 and for the Period From Inception, August 19, 1999, to June 30, 2006


                                               Three Months Ended  Inception to
                                        ------------------------- -------------
                                            June 30,    June 30,     June 30,
                                              2006        2005        2006
                                        ------------- ----------  -------------
 Revenue                               $    29,695     $ 22,759   $   218,420
 Revenue - related party                    37,000            -        37,000
                                        -----------   ----------   ------------
     Total Revenue                          66,695        22,759      255,420

 Expenses
     Operating                            (323,105)     (362,823)  (3,648,467)
     General and administrative           (149,352)     (106,166)  (1,505,771)
     Impairment of loan receivable               -             -     (130,000)
                                        -----------   ----------- ------------
       Total expenses                     (472,457)     (468,989)  (5,284,238)
                                        -----------   ----------- ------------
       Loss from operations               (405,762)     (446,230)  (5,028,818)

 Interest expense                          (27,776)      (36,507)    (510,382)
                                        -----------   ----------- ------------
         Net loss                       $ (433,538)   $ (482,737) $(5,539,200)
                                        ===========   ===========
 Weighted Average Shares Outstanding -
     basic and diluted                  24,612,455    23,107,856
                                        ===========   ===========
 Loss Per Share -
     basic and diluted                 $     (0.02)   $    (0.02)
                                       ============   ===========







        The accompanying notes are an integral part of these consolidated condensed financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT For the period from inception, August 19, 1999, to June 30, 2006





                                          Common Stock            Additional     During the         Losses
                                   -------------------------       Paid-In      Development      Accumulated
                                      Shares        Amount         Capital         Stage            Total
                                   -----------    ----------     -----------   -------------    -------------

Balance at Inception,
August 19,1999                              -      $   -         $    -         $     -          $       -
Issuance of common stock               20,000         20              -               -                 20
Net loss                                    -          -              -         (84,021)           (84,021)
                                    ----------      ------       ---------      ---------        -----------
Balance at December 31, 1999           20,000         20              -         (84,021)           (84,001)
Net loss                                    -          -              -         (230,879)         (230,879)
                                   ----------      ------       ---------      ---------        -----------
Balance at December 31, 2000           20,000         20              -         (314,900)         (314,880)
Net loss                                    -          -              -         (494,816)         (494,816)
                                   ----------      ------       ---------      ---------        ------------
Balance at December 31, 2001           20,000         20              -         (809,716)         (809,696)
Net loss                                    -          -              -         (384,590)         (384,590)
                                   ----------      ------       ---------      ---------        -----------
Balance at December 31, 2002           20,000         20              -       (1,194,306)       (1,194,286)
Reclassification of debt to equity     43,000         43      1,581,940                -         1,581,983
Net loss                                    -          -              -         (736,364)         (736,364)
                                   ----------      ------       ---------      ---------        -----------
Balance at December 31, 2003           63,000         63      1,581,940       (1,930,670)         (348,667)
Effect of issuance of common
    stock and recapitalization
    in a reverse acquisition
    transaction                    25,943,925     25,944        (25,944)               -                 -
Net loss                                    -          -              -         (205,994)         (205,994)
                                  ----------      ------       ---------      ---------        -----------
Balance at March 31, 2004          26,006,925     26,007      1,555,996       (2,136,664)         (554,661)
Proceeds from issuance of
    common stock                      603,856        604        301,324                -           301,928
Cancellation of shares             (3,502,925)    (3,503)         3,503                -                 -
Net loss                                    -          -                      (1,592,469)       (1,592,469)
                                   ----------      ------       ---------      ---------        -----------
Balance at March 31, 2005          23,107,856     23,108      1,860,823       (3,729,133)       (1,845,202)
Proceeds from issuance
  of common stock                     276,400        276        276,124                -           276,400
Stock issued for accounts
    payable                            50,000         50         49,950                -            50,000
Stock issued for conversion
    of debt                         1,050,000      1,050      1,048,950                -         1,050,000
Net loss                                    -          -              -       (1,376,529)       (1,376,529)
                                    ----------      ------    ---------        ---------        -----------
Balance at March 31, 2006          24,484,256     24,484      3,235,847       (5,105,662)       (1,845,331)
Proceeds from issuance
  of common stock                      24,694         25         24,670                -            24,695
Stock issued for services             250,000        250        249,750                -           250,000
Net loss                                    -          -              -         (433,538)         (433,538)
                                    ----------      ------    ---------        ---------        -----------
Balance at June 30, 2006           24,758,950    $24,759     $3,510,267      $(5,539,200)      $(2,004,174)
                                   ==========     =========  ==========       ===========       ===========




         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS For the Three Months Ended June 30, 2006 and 2005 and for the Period From Inception, August 19, 1999, to June 30, 2006


                                                              Three Months Ended
                                                           -----------------------      Inception to
                                                           June 30,        June 30,       June 30,
                                                             2006           2005           2006
                                                           ---------     ----------    --------------

 Cash Flows from Operating Activities:
     Net loss                                           $  (433,538)    $ (482,737)     $ (5,539,300)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
       Depreciation expense                                     980            892            45,564
       Impairment of loan receivable                              -              -           130,000
       Accrued interest converted to equity                       -              -           208,405
       Expenses paid by shareholder and affiliate                 -         35,000           121,796
       Stock issued for services                            250,000              -           250,000
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                          -        114,257                 -
         Decrease in prepaid expenses and deposits                -          1,557                 -
         Increase (decrease) in accounts payable and
           accrued liabilities                               19,487         80,538           252,151
         Increase in interest payable to affiliates          19,776         30,008           236,966
         (Decrease) increase in deferred revenue              4,065        (15,990)           28,565
                                                         -----------     -----------       -----------
           Net cash used in operating activities           (139,230)      (236,475)       (4,265,752)
                                                         -----------     -----------       -----------
 Cash Flows from Investing Activities
     Payments for purchase of property and equipment           (373)             -           (51,987)
     Loan receivable                                              -              -          (130,000)
                                                         -----------     -----------      ------------
           Net cash used in investing activities               (373)             -          (181,987)
                                                         -----------     -----------      ------------
 Cash Flows from Financing Activities
     Proceeds from issuance of common stock                  24,695              -           603,023
     Proceeds from notes payable - other                          -              -           385,000
     Proceeds from notes payable - shareholder               20,000        184,000         1,543,000
     Proceeds from notes payable - affiliate                 40,000         15,000         2,479,191
     Principal payments on notes payable - other                  -              -          (335,000)
     Principal payments on notes payable - shareholder            -              -           (80,000)
     Principal payments on notes payable - affiliate              -              -          (140,000)
                                                        ------------     ----------      ------------
           Net cash provided by financing activities         84,695        199,000         4,455,214
                                                        ------------     ----------      ------------
 Net increase (decrease) in cash and cash equivalents       (54,908)       (37,475)            7,475
 Cash and cash equivalents, beginning of period              62,383         52,195                 -
                                                        ------------     ----------      ------------
 Cash and cash equivalents, end of period                     7,475    $    14,720        $    7,475
                                                        ============     ==========      ============




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

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes, which are included as part of consolidated financial statements as of March 31, 2006 included in the Company's Form 10KSB.

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

Note 3 - NOTES PAYABLE

Shareholder

During the quarter ended June 30, 2006, Jeffrey D. Martin, a major stockholder loaned the Company $20,000. The note is payable on demand and bears interest at the rate of 8% per annum. Interest on this note begins to accrue on July 1, 2006.

Affiliates

During the quarter ended June 30, 2006, the company borrowed $40,000 from Martin Consultants, Inc. The note is payable on demand and bears interest at a rate of 8% per annum. Interest on this note begins to accrue on July 1, 2006. Martin Consultants, Inc. is 100% owned by Jeffrey D. Martin, a major shareholder of the company.

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 4 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $ 287,705 for the quarter ended June 30, 2006. The Company had an accumulated deficit of $5,393,367 at June 30, 2006. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from a major shareholder and an affiliate in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to continue receiving investment capital from a shareholder and an affiliate and obtaining loans to complete promotion of the Company's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

Note 5 - PRODUCTION AGREEMENT

On June 13, 2006, the Company entered into an agreement with1171 Productions
(1171) for the purpose of creating interest in and securing meeting opportunities of the "Star Maker" reality series. The Company shall pay a commission of 5% of the net profits of the "Star Maker" series worldwide. In addition, the Company agrees to use 1171 in the production of the series. The Company has not recorded any transactions related to this agreement.

Note 6 - LICENSE AGREEMENT

During the quarter ended June 30, 2006, the Company entered into a 5 year License Agreement with Zero Degrees Entertainment (Zero). The agreement grants Zero certain exclusive rights to distribute and sell recordings of the artist "3rd Wish" in France. The Company shall receive royalties of 17% to 20% calculated on 100% net sales.

Note 7 - ADVERTISING AND PROMOTIONAL SERVICE AGREEMENT

On May 24, 2006, the Company entered into a one-year agreement with Hobson, Bowerstock, & Associates, LLC (HLB) in which HLB will prepare and implement a promotional campaign for the Company. In accordance with the agreement, the Company shall pay HLB 500,000 shares of restricted 144 common stock and 500,000 shares of free trading common stock of the Company. During the quarter ended June 30, 2006, the Company issued 250,000 shares of common stock and recorded advertising expense of $250,000.


Note 8 - RELATED PARTY REVENUE

During the quarter ended June 30, 2006, there were unsold recordings returned to the Company by Cheyenne Records. Am-Pac Investment (Am-Pac) purchased these remaining recordings and the Company recorded this sale as related party revenue. Am-Pac is owned by Jeffery Martin, a major shareholder of the Company.

Note 9 - SUBSEQUENT EVENT

On July 1, 2006, the Company entered into a 2 year Strategic Research and Analysis Agreement with Sterling LLC ("Sterling"). The Company retains Sterling to do research, market review and strategic analysis for the Company and to provide review and planning services. The Company agrees to compensate Sterling 3,000 free trading shares per month for year one and 5,000 free trading shares per month for year two, and additional incentives as described in the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company plans to continue operations by developing current acts into successful music performing and recording acts. The Company currently is actively promoting three acts, "3rd Wish", "Pat Moe" and "Willie Will". These three acts will tour, perform, make public appearances, and continue to record as opportunities are located. The Company is uncertain as to when these acts may enter the U.S. market. As of June 30, 2006, none of the Company's acts has received gold records for album sales.

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

The Company has entered into various license agreements that grant certain exclusive rights to sell and distribute certain recordings by "3rd Wish". Approximately 42% of the Company's revenue for the quarter ended June 30, 2006 came from the Cheyenne Records agreement. During the quarter ended June 30, 2006, there were unsold recordings returned to the Company by Cheyenne Records. A related party purchased these remaining recordings which represent approximately 55% of the total revenue. The remaining contracts represent, individually, less than 1% of revenue.
The table below sets forth the parties, material terms, and territories covered by these license agreements:

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

Zero Degrees                                         France

Zero will receive a royalty of approximately 17-20% of record sales. The contract Expires in 2011.

The Company plans to officially launch its new online video site Skreem.TV on September 1st. It will provide music videos of top artists, unsigned artists, and custom programming produced by the Company. Revenues will be generated by advertising, pay to play videos, as well as music and video downloads.

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

Results of Operations for the Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005

Revenues - The Company recorded revenue of $66,695 and $22,759 for the three months ended June 30, 2006 and June 30, 2005, respectively. The revenue consists of earnings from Licensing agreements to distribute 3rd Wish's music and sales of recordings to a related party.

Operating expenses - Operating expenses for the three months ended June 30, 2006 were $323,105, a decrease of $39,718 or 11% from $362,823 for the corresponding period ended June 30, 2005. The decrease is primarily due to less tour expenses and a decrease in travel and support for artists in Germany.

General and Administrative Expenses - General and administrative expenses increased by $43,186 or 40.68% to $149,352 for the three months ended June 30, 2006 from $106,166 for the corresponding period ended June 30, 2005. This increase is primarily attributable to an increase in salaries, delivery expense, and other general and administrative expenses offset by a decrease in professional fees.

Interest Expense - Interest expense decreased by $8,731 or 23.9% to $27,776 for the three months ended June 30, 2006 from $36,507 for the corresponding period of the prior year. This decrease is attributable to having less debt outstanding during the three months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006, the Company had cash of $7,475 and a deficit in working capital of $2,010,597. This compares with cash of $62,383 and a deficit in working capital of $1,852,361 as of March 31, 2006.

Cash used in operations decreased by $97,245 to $139,230 for the three months ended June 30, 2006 from $236,475 for the corresponding period of the prior year.

Cash provided by financing activities for the three months ended June 30, 2006 was $84,695 from the issuance of promissory notes and common stocks. This compares with $199,000 of cash being provided from financing activities during the three months ended June 30, 2005, all from the issuance of promissory notes.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Number   Description
------   -----------
10.1  Strategic Research & Analysis Agreement with Sterling LLC dated July 1,
      2006

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


                                        SKREEM ENTERTAINMENT CORPORATION


Date: August 14, 2006                   By: /s/ Charles Camorata
                                            ----------------------------
                                             Charles Camorata
                                             Principal Executive Officer

Date: August 14, 2006                   By: /s/ Karen Pollino
                                            ----------------------------
                                             Karen Pollino
                                             Chief Financial Officer

                                  STERLING LLC
                     STRATEGIC RESEARCH & ANALYSIS AGREEMENT

         This Strategic Research & Analysis Agreement ("Agreement") is made and entered into as of the 1st day of July, 2006 by and between Sterling LLC ("STERLING"), with its office at 2350 Temple Dr. Winter Park, FL 32789, and Skreem Entertainment Corporation ("SKREEM"), with its principal executive office at 11637 Orpington St. Orlando, FL, 32817.

                                   WITNESSETH

WHEREAS, SKREEM has recently gone public and is interested in having market research and analysis done on it's current market, music trends, possible acquisitions and the development of SkreemTV.com;

WHEREAS, STERLING is engaged in the business of providing research, analysis, special reports and strategic planning;

WHEREAS, SKREEM is desirous of retaining STERLING;

NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties hereto, intending to be legally bound hereby, agree as follows:-

1.       Engagement

      SKREEM hereby retains STERLING to do research, market review and strategic analysis for Skreem Entertainment, and provide review and planning services for Skreem.TV

2.       Term

      This Agreement shall commence on the date of the Exchange Agreement and shall last for 24 months, cancelable by Skreem Entertainment with 60 days notice.

3.       Service

      In consideration of the compensation as stated herein, STERLING shall perform the following services for SKREEM:-

(a) Help with research and analysis for strategic planning so as to arouse the interest of investors.

(b) Help in the strategy, writing and editing of press releases, research and investor reports for SKREEM and/or its investor relations firm.

(c) Assist in the planning and development of SkreemTV.com. One member of the STERLING team will be included on the Skreem.TV "Board of Advisors" when developed, and with appropriate card title on SKREM approved projects.

(d) When requested, schedules permitting, STERLING will be available for travel at SKREEM's request and expense to do competitive analysis , A&R work, and review and analysis of possible corporate acquisition targets.

(e) Find, on a best effort basis, possible acquisitions and or new acts for SKREEM. If STERLING is successful in this endeavor, STERLING will receive 5% of the acquisition agreement total, in SKRM free trading shares or, shares with registration rights. If the acquisition is later spun-off, STERLING will receive 10% of the issued and outstanding shares of the spin-off SKREEM, this compensation is understood to be in effect even if the agreement is cancelled at a later date.

4.          Compensation

      As consideration for the services set forth in clause 3 of this Agreement, the SKREEM hereby agrees to give to STERLING compensation which shall be computed as follows:

     (1) Year One--3,000 free trading shares per month, paid quarterly in advance.

     (2) Year Two--5,000 free trading shares per month, paid quarterly in advance.

     (3) Advertising: 10% for unsigned bands who advertise themselves on Skreem.TV. If STERLING has pre-approval to hire "interns" to recruit bands and other talent, then an override of 2.5% of advertising sales generated will be paid to STERLING. If STERLING is successful in signing non-band advertisers or sponsors for Skreem.TV and/or any other SKREEM marketing endeavor, STERLING will receive 20% of the revenues.

     (4) Spin-off Bonus: When Skreem.TV is spun off from SKREEM, STERLING will receive 5% of the spin-off company's issued and outstanding shares with registration rights.

5.               Expenses

      SKREEM shall reimburse STERLING for any pre-approved requested travel, "new media community marketing/networking campaigns" requiring pre-approved software, phone room or direct response marketers, special order research materials, out-of-pocket graphic materials, and any printing beyond normal copying. It also is understood that neither STERLING, nor employees and agents of STERLING, shall be responsible for any fees or commissions payable to any finder or to any other financial or other advisor retained by SKREEM.


6.       Liability of  STERLING

     SKREEM assumes and claims all responsibility and liability for the content of information disseminated on behalf of SKREEM, which has been approved by SKREEM.

7.       Competitors

      SKREEM recognizes that STERLING now renders or may in the future render consulting services to other companies which may or may not conduct business and activities similar to SKREEM. STERLING shall not be required to devote its full time and attention to the performance of its duties under this agreement, but shall devote only so much of its time and attention as shall be reasonably necessary for such purposes.

8.       Indemnification

      SKREEM will indemnify and defend STERLING against all claims, proceedings, suits or other matters that might be asserted against STERLING by reason of this letter Agreement and SKREEM will pay STERLING's reasonable attorney's fees and expenses in connection with such matters; provided that STERLING acts within the scope of this Agreement and is not negligent.

9.       Confidential Information

      STERLING acknowledges that it will gain knowledge of information of substantial value to SKREEM regarding SKREEM's business which is not generally known and which gives SKREEM an advantage over competitors who do not know, or use, such information, including, but not limited to, know-how, trade secrets techniques, designs sales and customer information, and business and financial information relating to the business, products services practices or techniques of SKREEM's plans for future products or developments ("Confidential Information"). STERLING agrees to, at all times, regard and preserve such information as confidential. STERLING further agrees that such Confidential Information will not be disclosed by it to any person or entity without the prior written consent of SKREEM.

10.      Notices

      All notices, requests, demands or other communications required or authorized or contemplated to be given by this Agreement shall be in writing and shall be deemed to have been duly given if hand delivered, sent by commercial overnight courier or sent by certified or registered mail. A facsimile transmission, when received, shall be considered delivery of written notice.

11.      Governing Law

      This Agreement shall be governed by the laws of Florida.

12.      Entire agreement

       The provisions of this letter Agreement set forth the entire binding agreement between the parties and supersede all prior written and oral communications, discussions, and negotiations between the parties concerning the proposed transaction. The terms of this letter agreement may be amended only in writing and when signed by both parties.

13.      Binding effect

      This Agreement shall be binding upon the parties hereto and their respective heirs, successors and assigns.

14.      Arbitration

      Both parties agree to settle any and all differences through The Orange County arbitration services.


Signed by:


For and on Behalf of Skreem Entertainment Corporation

/s/



For and on Behalf of Sterling LLC


/s/ Tyler T. Tedrow

Tyler T. Tedrow
President

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

Dated: August 14, 2006

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

Dated: August 14, 2006

By: /s/ Karen Pollino
Karen Pollino
Chief Financial Officer

Exhibit 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


--------------------------------------------------------------------------------


CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Charles Camorata, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation

By: /s/ Charles Camorata
Name: Charles Camorata
Title: Chief Executive Officer
August 14, 2006

Exhibit 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------


CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Karen Pollino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation

----------------------------
By: /s/ Karen Pollino
Name: Karen Pollino
Title: Chief Financial Officer
August 14, 2006