Form 10QSB
period 2006-09-30
SKREEM ENTERTAINMENT CORP
filed 2006-11-14
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes I I No IXI


           Class                Shares Outstanding                 Date
 Common, $.001 par value            25,576,292                 October --, 2006

Transitional Small Business Disclosure Format (Check one):  Yes I  I   No IXI

                                            TABLE OF CONTENTS

                                    SKREEM ENTERTAINMENT CORPORATION




                                            Part I. Financial Information


Item 1.  Consolidated Financial Statements


         Unaudited Consolidated Balance Sheet - September 30, 2006                    3

         Unaudited Consolidated Statements of Operations for the six and three months ended September 30, 2006 and 2005 and for the period from
         inception, August 19, 1999, to September 30, 2006                            4

         Unaudited Consolidated Statement of Changes in Shareholders' Deficit
         for the period from inception, August 19, 1999, to September 30, 2006        6

         Unaudited Consolidated Statements of Cash Flows for the six months ended
         September 30, 2006 and 2005 and for the period from inception, August 19,
         1999, to September 30, 2006                                                  7

         Notes to the Unaudited Consolidated Financial Statements                     8


Item 2.  Management's Discussion and Analysis or Plan of Operation                   11


Item 3.  Controls and Procedures                                                     13

                           Part II. Other Information


Item 1.   Legal Proceedings                                                          14


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                14


Item 3.   Defaults Upon Senior Securities                                            14


Item 4.   Submission of Matters to a Vote of Security Holders                        14


Item 5.   Other Information                                                          14


Item 6.   Exhibits                                                                   14

          Signatures                                                                 15

          Certifications                                                             16


SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEET
September 30, 2006


                                     ASSETS


Current assets:
     Cash and Cash equivalents                               $       6,008
     Interest receivable                                             1,093
                                                             -----------------
       Total current assets                                          7,101

Note receivable                                                    100,000
Property and equipment, net                                          6,966
Debt issuance costs                                                  5,000
                                                               ---------------
       Total assets                                          $     119,067
                                                               ===============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

 Current liabilities:
     Accounts payable and accrued liabilities                $    215,038
     Related party payable                                          9,254
     Deferred revenue                                              27,212
     Notes payable - shareholder                                  154,519
                                                               ---------------
       Total current liabilities                                  406,023
                                                               ---------------

 Shareholders' deficit:
     Preferred shares - $0.001 par value; 1,000,000
       authorized, no shares issued or outstanding                     -
     Common shares - $0.001 par value; 50,000,000
       authorized; 25,576,292 shares issued and
       outstanding                                                25,576
     Additional paid - in capital                              5,863,471
     Losses accumulated in the development stage              (6,176,003)
                                                               ---------------
       Total shareholders' deficit                             (286,956)
                                                               ---------------
         Total liabilities and shareholders' deficit        $    119,067
                                                               ===============



        The accompanying notes are an integral part of these consolidated financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended September 30, 2006 and 2005 and for the Period From Inception, August 19, 1999, to September 30, 2006


                                               Six Months Ended            Inception to
                                        ------------------------------  -----------------
                                         September 30,   September 30,     September 30,
                                             2006            2005              2006
                                        ---------------  -------------  -----------------

 Revenue                                $    31,447       $   24,397      $    220,172
 Revenue - related party                    126,100                -           126,100
                                        ---------------   ------------   ----------------
     Total Revenue                          157,547           24,397           346,272

 Expenses
     Operating                             (921,152)        (564,505)       (4,246,514)
     General and administrative            (257,975)        (217,660)       (1,614,394)
     Impairment of loan receivable                -                -          (130,000)
                                        --------------   -------------   ----------------
       Total expenses                    (1,179,127)        (782,165)       (5,990,908)
                                        --------------   -------------   ----------------
       Loss from operations              (1,021,580)        (757,768)       (5,644,636)

 Interest expense                           (48,760)         (77,092)         (531,367)
                                        --------------   -------------    ---------------
         Net loss                      $ (1,070,340)    $   (834,860)     $ (6,176,003)
                                        ==============   =============    ===============
 Weighted Average Shares Outstanding -
     basic and diluted                   24,726,300       23,107,856
                                        ==============   ============
 Loss Per Share -
     basic and diluted                 $      (0.04)    $      (0.04)
                                        ==============   ============




        The accompanying notes are an integral part of these consolidated financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended September 30, 2006 and 2005


                                                Three Months Ended
                                          ---------------------------------
                                           September 30,      September 30,
                                               2006                2005
                                          -------------       -------------
 Revenue                                 $      1,753          $    1,637
 Revenue - related party                       89,100                   -
                                          -------------       -------------
     Total Revenue                             90,853               1,637

 Expenses
     Operating                               (598,047)           (201,682)
     General and administrative              (108,624)           (111,493)
     Impairment of loan receivable                  -                   -
                                          -------------       -------------
       Total expenses                        (706,671)           (313,175)
                                          -------------       -------------
       Loss from operations                  (615,818)           (311,538)

 Interest expense                             (20,985)            (40,585)
                                          -------------       -------------
         Net loss                         $  (636,803)        $  (352,123)
                                          =============       =============
 Weighted Average Shares Outstanding -
     basic and diluted                     24,838,907          23,107,856
                                          =============       =============
 Loss Per Share -
     basic and diluted                    $     (0.03)       $      (0.02)
                                          =============       =============



        The accompanying notes are an integral part of these consolidated financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT For the period from inception, August 19, 1999, to September 30, 2006


                                        Common Stock            Additional     During the        Losses
                                   -------------------------    Paid-In        Development      Accumulated
                                    Shares          Amount      Capital         Stage            Total
                                   ----------     ----------   -----------    ------------     -------------

Balance at Inception,
August 19,1999                            -       $       -    $      -       $       -        $         -
Issuance of common stock             20,000              20           -               -                 20
Net loss                                  -               -           -         (84,021)           (84,021)
                                  ------------   ------------  -----------    ------------      ------------
Balance at December 31, 1999         20,000              20           -         (84,021)           (84,001)
Net loss                                  -               -           -        (230,879)          (230,879)
                                  ------------   ------------  -----------    ------------      ------------
Balance at December 31, 2000         20,000              20           -        (314,900)          (314,880)
Net loss                                  -               -           -         494,816)          (494,816)
                                  ------------   ------------  -----------    ------------      ------------
Balance at December 31, 2001         20,000              20           -        (809,716)          (809,696)
Net loss                                  -               -           -        (384,590)          (384,590)
                                  ------------   ------------  -----------    ------------      ------------
Balance at December 31, 2002         20,000              20           -      (1,194,306)        (1,194,286)
Reclassification of debt to equity   43,000              43   1,581,940               -          1,581,983
Net loss                                  -               -           -        (736,364)          (736,364)
                                  ------------   ------------  -----------    ------------      ------------
Balance at December 31, 2003         63,000              63   1,581,940      (1,930,670)          (348,667)
Effect of issuance of common
    stock and recapitalization
    in a reverse acquisition
    transaction                  25,943,925          25,944     (25,944)              -                 -
Net loss                                  -               -           -        (205,994)         (205,994)
                                 -------------   ------------  -----------    ------------      ------------
Balance at March 31, 2004        26,006,925          26,007   1,555,996      (2,136,664)         (554,661)
Proceeds from issuance of
    common stock                    603,856             604     301,324               -           301,928
Cancellation of shares           (3,502,925)         (3,503)      3,503               -                 -
Net loss                                  -               -           -      (1,592,469)       (1,592,469)
                                 -------------  -------------  -----------    ------------     -------------
Balance at March 31, 2005        23,107,856          23,108   1,860,823      (3,729,133)       (1,845,202)
Proceeds from issuance
  of common stock                   276,400             276     276,124               -           276,400
Stock issued for accounts
    payable                          50,000              50      49,950               -            50,000
Stock issued for conversion
    of debt                       1,050,000           1,050   1,048,950               -         1,050,000
Net loss                                  -               -           -      (1,376,529)       (1,376,529)
                                 ------------  -------------- ------------   -------------    -------------
Balance at March 31, 2006        24,484,256          24,484   3,235,847      (5,105,662)       (1,845,331)
Proceeds from issuance
  of common stock                    24,694              25      24,670               -            24,695
Stock issued for services           250,000             250     249,750               -           250,000
Net loss                                  -               -           -        (433,538)         (433,538)
                                 ------------  -------------- ------------   -------------    -------------
Balance at June 30, 2006         24,758,950          24,759   3,510,267      (5,539,200)       (2,004,174)
Stock issued for conversion
    of debt                         817,342             817   1,838,204               -         1,839,021
Expense paid by shareholder               -               -     515,000               -           515,000
Net loss                                  -               -           -        (636,803)         (636,803)
                                 ------------   ------------- ------------   -------------    -------------
Balance at September 30, 2006    25,576,292      $   25,576  $5,863,471     $(6,176,003)       $ (286,956)
                                 ============   ============= ============   =============    =============




        The accompanying notes are an integral part of these consolidated financial statements.

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2006 and 2005 and for the Period From Inception, August 19, 1999, to September 30, 2006


                                                                        Six months Ended
                                                                 ------------------------------       Inception to
                                                                 September 30,     September 30,      September 30,
                                                                     2006              2005               2006
                                                                 ------------     ---------------    --------------

 Cash Flows from Operating Activities:
     Net loss                                                   $(1,070,340)       $   (834,860)     $  (6,176,003)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
       Depreciation expense                                           2,094               1,819             46,678
       Impairment of loan receivable                                      -                   -            130,000
       Accrued interest converted to equity                          33,439                   -            459,035
       Expenses paid by shareholder and affiliate                   515,000              35,000            636,796
       Stock issued for services                                    250,000                   -            250,000
       Changes in operating assets and liabilities:
         Increase in interests receivable                            (1,093)                  -             (1,093)
         Decrease in accounts receivable                                  -             114,257                  -
         Decrease in prepaid expenses and deposits                        -               8,908                  -
         Increase in accounts payable and
           accrued liabilities                                       41,629             177,555            274,294
         (Decrease) increase in interest payable to affiliates            -              54,309                  -

Increase (decrease) in deferred revenue                               2,712              (9,520)            27,212
                                                                 -----------         -----------         ----------
           Net cash used in operating activities                   (226,559)           (452,532)        (4,353,081)
                                                                 -----------         -----------         ----------
 Cash Flows from Investing Activities
     Payments for purchase of property and equipment                 (2,030)               (864)           (53,644)
     Loan receivable                                               (100,000)                  -           (230,000)
                                                                 -----------         -----------         ----------
           Net cash used in investing activities                   (102,030)               (864)          (283,644)
                                                                 -----------         -----------         ----------
 Cash Flows from Financing Activities
     Proceeds from issuance of common stock                          24,695                   -            603,023
     Proceeds from notes payable - other                                  -                   -            385,000
     Proceeds from notes payable - shareholder                      191,700             448,000          1,714,700
     Proceeds from notes payable - affiliate                         63,000                   -          2,502,191
     Principal payments on notes payable - affiliate                      -             (50,000)          (140,000)
     Principal payments on notes payable - other                          -              15,000           (335,000)
     Principal payments on notes payable - shareholder               (2,181)                  -            (82,181)
     Debt issuance costs                                             (5,000)                  -             (5,000)
                                                                 ------------        -----------          ---------
           Net cash provided by financing activities                272,214             413,000          4,642,733
                                                                 ------------        -----------          ---------
 Net increase (decrease) in cash and cash equivalents               (56,375)            (40,396)             6,008
 Cash and cash equivalents, beginning of period                      62,383              52,195                  -
                                                                 ------------        -----------          ---------
 Cash and cash equivalents, end of period                       $     6,008         $    11,799          $   6,008
                                                                 ============        ===========          =========




         The accompanying notes are an integral part of these unaudited consolidated financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes, which are included as part of consolidated financial statements as of March 31, 2006 included in Skreem's Form 10KSB.

Note 2 - ACCOUNTING POLICY FOR REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery has occurred or services have been rendered or the license period has begun; and collect ability is reasonably assured.

Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standard No 50. Revenue is generally recognized when Skreem receives an "accounting" of recordings sold with payment from the licensee. In the event Skreem has not received an "accounting" from the licensee and if Skreem has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.

Note 3 - NOTES PAYABLE - RELATED PARTIES

Shareholder

During the quarter ended June 30, 2006, Jeffrey D. Martin, a major stockholder loaned Skreem $30,000 with two promissory notes of $20,000 and $10,000. The notes are payable on demand and bear interest at the rate of 8% and 17.49%, respectively.
Interest on the notes begins to accrue on July 1, 2006. The notes are secured by the assets of Skreem.

During the quarter ended September 30, 2006, Jeffrey D. Martin, a major stockholder loaned Skreem $146,700 with two promissory notes. The notes are payable on demand. The $126,700 note bears interest at the rate of 8% and interest on this note begins to accrue on October 1, 2006. The $20,000 note bears interest at approximately 17.49% per annum. The notes are secured by the assets of Skreem.

On August 31, 2006, notes payable to Jeffrey Martin totaling $591,770 and related interest payable of $79,164 were converted to 298,193 shares of common stock at $2.25 per share. Due to the related party mature of the transaction, no gain was recorded for the difference between the conversion price and the market price at the date of conversion.

Affiliates

During the quarter needed June 30, 2006, Skreem borrowed $40,000 from Martin Consultants, Inc. The note is payable on demand and bears interest at a rate of 8% per annum. Interest on this note begins to accrue on July 1, 2006. Martin Consultants, Inc. is 100% owned by Jeffery D. Martin.

On August 31, 2006, notes payable to affiliates (Martin Consultants, Inc., JT Investments, and AM-PAC Investments) totaling $996,620 and related interest payable of $171,466 were converted to 519,149 shares of common stock at $2.25 per share. Due to the related party nature of the transaction, no gain was recorded for the difference between the conversion price and the market price at the date of conversion.

Note 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Skreem sustained losses of $ 1,070,340 for the six-months ended September 30, 2006. Skreem had an accumulated deficit of $6,176,003 at September 30, 2006. These factors raise substantial doubt about the ability of Skreem to continue as a going concern for a reasonable period of time. Skreem is highly dependent on its ability to continue to obtain investment capital and loans from a major shareholder and an affiliate in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Skreem be unable to continue as a going concern. Skreem's continuation as a going concern is dependent upon its ability to continue receiving investment capital from a shareholder and an affiliate and obtaining loans to complete promotion of Skreem's artists, continue production of music and achieve a level of success that will enable it to sustain its operations. No assurance can be given that Skreem will be successful in these efforts.

Note 5 - PRODUCTION AGREEMENT

On June 13, 2006, Skreem entered into an agreement with 1171 Productions (1171) for the purpose of creating interest in and securing meeting opportunities of the "Star Maker" reality series. Skreem shall pay a commission of 5% of the net profits of the "Star Maker" series worldwide. In addition, Skreem agrees to use 1171 in the production of the series. Skreem has not recorded any transactions related to this agreement.

Note 6 - LICENSE AGREEMENT

During the quarter ended June 30, 2006, Skreem hired Zero Degrees  Entertainment
(Zero) under a 5-year agreement which grants Zero certain exclusive rights to distribute and sell recordings of the artist "3rd Wish" in France. Skreem shall receive royalties of 17% to 20% calculated on 100% net sales. In addition, Skreem may earn third party and other income as defined in the agreement. Skreem has not recorded any transactions related to this agreement.

Note 7 - ADVERTISING AND PROMOTIONAL SERVICE AGREEMENT

On May 24, 2006, Skreem hired Hobson, Bowerstock, & Associates, LLC (HLB) under a one-year agreement to prepare and implement a promotional campaign in exchange for 1,000,000 shares of common stock. During the quarter ended June 30, 2006, Skreem issued 250,000 shares and recorded advertising expense of $250,000 in accordance with EITF 96-18. During the quarter ended September 30, 2006, Skreem's shareholder paid the shares directly and Skreem recorded advertising expense with an offset to paid-in capital of $515,000 in accordance with EITF 96-18 and SAB 107 Topic 5.T.

Note 8 - RELATED PARTY REVENUE

During the quarter ended June 30, 2006, there were unsold recordings returned to Skreem by Cheyenne Records. Am-Pac Investment purchased these remaining recordings and Skreem recorded this sale as related party revenue during the quarters ended June 30, 2006 and September 30, 2006. Am-Pac is owned by Jeffery Martin.

Note 9 -STRATEGIC RESEARCH & ANALYSIS AGREEMENT

On July 1, 2006, Skreem hired Sterling LLC under a 2-year agreement to do research, market review and strategic analysis and to provide review and planning services in exchange for 3,000 shares per month for year one and 5,000 shares per month for year two, and additional incentives as described in the agreement. In accordance with EITF 96-18, Skreem recorded total expense of $17,550 for the quarter ended September 30, 2006.

Note 10 - DISTRIBUTION AGREEMENT

On July 7, 2006, Skreem hired MD Lavert & Associates dba Nothing Else Works
(NEW) which grants NEW exclusive rights to distribute designated albums for Skreem in the U.S. and Canada. NEW shall retain a retail marketing and distributing fee of 25% per artist of Skreem's whole sale price from sales of albums. Skreem has not recorded any transactions related to this agreement.

Note 11 - NOTE RECEIVABLE

On September 12, 2006, Skreem agreed to loan $500,000 to
Weaver Interactive, Inc. Skreem advanced $100,000 immediately and promised another $400,000 within five(5) days of Skreem's receipt of a US GAAP audit of Weaver. The note bears interest at 21% and shall be payable at the maturity date of September 12, 2008. As of November 9, 2006, no audit of Weaver has been received.

Note 12 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the six months ended September 30, 2006 and 2005, approximately $15,000 and $22,000 was paid for interest, respectively. No cash was paid for income taxes during these periods.

During the six months ended September 30, 2006, Skreem issued 817,342 shares of common stock for the conversion of related party debt of $1,839,021 to equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company plans to continue operations by developing current acts into successful music performing and recording acts. The Company has been actively promoting three acts, "3rd Wish", "Pat Moe" and "Willie Will". These three acts will tour, perform, make public appearances, and continue to record as opportunities are located. The Company is uncertain as to when these acts may enter the U.S. market. As of September 30, 2006, none of the Company's acts has received gold records for album sales.

The countries in which the Company has been promoting its acts are as follows:

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

The Company has entered into various license agreements that grant certain exclusive rights to sell and distribute certain recordings by "3rd Wish". Approximately 18% of the Company's revenue for the quarter ended September 30, 2006 came from the Cheyenne Records agreement. During the quarter ended September 30, 2006, there were unsold recordings returned to the Company by Cheyenne Records. A related party purchased these remaining recordings which represent approximately 80% of the total revenue. The remaining contracts represent, individually, less than 1% of revenue.
The table below sets forth the parties, material terms, and territories covered by these license agreements:

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

Results of Operations for the Six Months Ended September 30, 2006
as Compared to the Six Months Ended September 30, 2005

Revenues - The Company recorded revenue of $157,547 and $24,397 for the six months ended September 30, 2006 and September 30, 2005, respectively. The revenue for the six months ended September 30, 2006 consists of earnings of $31,447 from Licensing agreements to distribute 3rd Wish's music and sales of recordings to a related party of $126,100. Revenue for the six months ended September 30, 2005 consists of earnings from licensing agreements to distribute "3rd Wish" consists of $23,415 and live performances of $982.

Operating expenses - Operating expenses for the six months ended September 30, 2006 were $921,152, an increase of $356,647 or 63% from $564,505 for the corresponding period ended September 30, 2005. The increase is primarily due to the significant increase in advertising expense of $768,238 offset by a net decrease in touring, travel, promotion and support for artist of approximately $412,000.

General and Administrative Expenses - General and administrative expenses increased by $40,315 or 19% to $257,975 for the six months ended September 30, 2006 from $217,660 for the corresponding period ended September 30, 2005. This increase is primarily attributable to an increase in salaries, delivery expense, and other general and administrative expenses offset by a decrease in professional fees and miscellaneous expenses.

Interest Expense - Interest expense decreased by $28,332 or 36.75% to $48,760 for the six months ended September 30, 2006 from $77,092 for the corresponding period of the prior year. This decrease is attributable to having less debt outstanding during the six months ended September 30, 2006 and the Company's major shareholder and his affiliate converted a substantial amount of loans to equity.

Results of Operations for the Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

Revenues - The Company recorded revenue of $90,853 and $1,637 for the three months ended September 30, 2006 and September 30, 2005, respectively. The revenue for the three months ended September 30, 2006 consists of earnings from Licensing agreements to distribute 3rd Wish's music of $1,753 and sales of recordings to a related party of $89,100.

Operating expenses - Operating expenses for the three months ended September 30, 2006 were $598,047, an increase of $396,365 or 197% from $201,682 for the corresponding period ended September 30, 2005. The increase is primarily due to the significant increase in advertising expense of $516,812 offset by a net decrease in touring, travel, promotion, and support for artists of approximately $315,000.

General and Administrative Expenses - General and administrative expenses decreased by $2,869 or 3% to $108,624 for the three months ended September 30, 2006 from $111,493 for the corresponding period ended September 30, 2005. This decrease is attributable to a decrease in overall general and administrative expenses.

Interest Expense - Interest expense decreased by $19,600 or 48.3% to $20,985 for the three months ended September 30, 2006 from $40,585 for the corresponding period of the prior year. This decrease is attributable to having less debt outstanding during the three months ended September 30, 2006 and the Company's major shareholder and his affiliate converted a substantial amount of loans to equity.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash of $6,008 and a deficit in working capital of $398,922. This compares with cash of $62,383 and a deficit in working capital of $1,852,361 as of March 31, 2006.

Cash used in operations decreased by $225,973 to $226,559 for the six months ended September 30, 2006 from $452,532 for the corresponding period of the prior year. The decrease is attributable to a significant increase in non-cash expenses of $763,714, offset by a decrease in changes in operating assets and liabilities of $302,261 and an increase in net loss of $235,480.

Cash used in investing activities for the six months ended September 30, 2006 was $102,030, which is due to a loan to Weaver Interactive, Inc. of $100,000 and the equipment purchases of $2,030.

Cash provided financing activities for the six months ended September 30, 2006 was $272,214, which is primarily from the issuance of promissory notes of $254,700 and common stock of $24,695. This compares with $413,000 of cash being provided from financing activities during the six months ended September 30, 2005, all from the issuance of promissory notes.

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


                                      SKREEM ENTERTAINMENT CORPORATION


Date: November 14, 2006               By: /s/ Charles Camorata
                                        ----------------------------
                                         Charles Camorata
                                         Principal Executive Officer

Date: November 14, 2006               By: /s/ Karen Pollino
                                        ----------------------------
                                         Karen Pollino
                                         Chief Financial Officer

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

Dated: November 14, 2006

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

Dated: November 14, 2006

By: /s/ Karen Pollino
Karen Pollino
Chief Financial Officer

Exhibit 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


--------------------------------------------------------------------------------


CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Charles Camorata, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation

By: /s/ Charles Camorata
Name: Charles Camorata
Title: Chief Executive Officer
November 14, 2006

Exhibit 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------


CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

I, Karen Pollino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Skreem Entertainment Corporation on Form 10-QSB for the quarterly period ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Skreem Entertainment Corporation

----------------------------
By: /s/ Karen Pollino
Name: Karen Pollino
Title: Chief Financial Officer
November 14, 2006