Form 10QSB
period 2006-12-31
SKREEM ENTERTAINMENT CORP
filed 2007-03-19
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐   TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 0-22236

SKRM Interactive, Inc.

(formerly SKREEM ENTERTAINMENT CORPORATION))
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	29,298,292	March 16, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

SKRM Interactive, Inc.

(formerly SKREEM ENTERTAINMENT CORPORATION))

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Unaudited Consolidated Balance Sheets - December 31, 2006 and March 31, 2006.	3

	Unaudited Consolidated Statements of Operations for the nine and three months ended December 31, 2006 and 2005 and for the period from inception, August 19, 1999, to December 31, 2006	4

	Unaudited Consolidated Statement of Changes in Shareholders' Deficit for the period from inception, August 19, 1999, to December 31, 2006	6

	Unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2006 and 2005 and for the period from inception, August 19, 1999, to December 31, 2006	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	20

	Part II. Other Information

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	Signatures	22

	Certifications	23

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and March 31, 2006

	December 31,	March 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,795	$62,383
Related party receivable	5,158	-
Total current assets	31,953	62,383

Property and equipment, net	5,400	7,030
Deferred financing costs, net	87,640	-
Total assets	$124,993	$69,413

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$174,992	$173,410
Related party payable	9,254	9,254
Accrued interest payable - related parties	-	217,190
Deferred revenue	25,027	24,500
Notes payable - shareholder	126,996	556,770
Notes payable - affiliates	-	933,620
Derivative liabilities	2,485,243	-
Total current liabilities	2,821,512	1,914,744

Callable secured convertible notes payable net of unamortized discount of $600,000	-	-
Total liabilities	2,821,512	1,914,744

Shareholders' deficit:
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 50,000,000 authorized; 29,298,292 and 24,484,256 shares issued and outstanding	29,298	24,484
Additional paid - in capital	10,881,999	3,235,847
Shares receivable	(4,020,000)	-
Losses accumulated in the development stage	(9,587,816)	(5,105,662)
Total shareholders' deficit	(2,696,519)	(1,845,331)
Total liabilities and shareholders' deficit	$124,993	$69,413

The accompanying notes are an integral part of these consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended December 31, 2006 and 2005 and for the Period From
Inception, August 19, 1999, to December 31, 2006

	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2006	2005	2006

Revenue	$33,633	$63,987	$222,358
Revenue - related party	127,200	-	127,200
Total Revenue	160,833	63,987	349,558
Expenses
Operating	(1,230,552)	(793,939)	(4,555,914)
General and administrative	(1,067,849)	(284,294)	(2,424,268)
Impairment of loan receivable	(410,701)	-	(540,701)
Total expenses	(2,709,102)	(1,078,233)	(7,520,883)
Loss from operations	(2,548,269)	(1,014,246)	(7,171,325)

Other income (expense)
Interest income	10,701	-	10,701
Interest expense	(59,344)	(121,668)	(541,949)
Change in fair value of derivatives	(1,885,243)	-	(1,885,243)
Total other	(1,933,886)	(121,668)	(2,416,491)
Net loss	$(4,482,155)	$(1,135,914)	$(9,587,816)
Weighted Average Shares Outstanding - basic and diluted	25,643,956	23,107,856
Loss Per Share - basic and diluted	$(0.17)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended
December 31, 2006 and 2005

	Three Months Ended
	December 31,	December 31,
	2006	2005

Revenue	$2,185	$39,590
Revenue - related party	1,100	-
Total Revenue	3,285	39,590

Expenses
Operating	(305,598)	(229,434)
General and administrative	(812,581)	(66,634)
Impairment of note receivable	(410,701)	-
Total expenses	(1,528,880)	(296,068)
Loss from operations	(1,525,595)	(256,478)

Other income (expenses)
Interest income	9,608	-
Change in fair value of derivatives	(1,885,242)	-
Interest expense	(10,584)	(44,576)
Total other	(1,886,218)	(44,576)
Net loss	$(3,411,813)	$(301,054)
Weighted Average Shares Outstanding - basic and diluted	27,469,293	23,107,856
Loss Per Share - basic and diluted	$(0.12)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT For the
period from inception, August 19, 1999, to December 31, 2006

				Losses
				Accumulated
			Additional	During the		Total
	Common Stock		Paid-In	Development	Shares	Shareholders
	Shares	Amount	Capital	Stage	Receivable	Deficit

Balance at Inception, August 19,1999	-	$-	$-	$-	$-	$-
Issuance of common stock	20,000	20	-	-	-	20
Net loss	-	-	-	(84,021)	-	(84,021)
Balance at December 31, 1999	20,000	20	-	(84,021)	-	(84,001)
Net loss	-	-	-	(230,879)	-	(230,879)
Balance at December 31, 2000	20,000	20	-	(314,900)	-	(314,880)
Net loss	-	-	-	(494,816)	-	(494,816)
Balance at December 31, 2001	20,000	20	-	(809,716)	-	(809,696)
Net loss	-	-	-	(384,590)	-	(384,590)
Balance at December 31, 2002	20,000	20	-	(1,194,306)	-	(1,194,286)
Reclassification of debt to equity	43,000	43	1,581,940	-	-	1,581,983
Net loss	-	-	-	(736,364)	-	(736,364)
Balance at December 31, 2003	63,000	63	1,581,940	(1,930,670)	-	(348,667)
Effect of issuance of common stock and recapitalization in a reverse acquisition transaction	25,943,925	25,944	(25,944)	-	-	-
Net loss	-	-	-	(205,994)	-	(205,994)
Balance at March 31, 2004	26,006,925	26,007	1,555,996	(2,136,664)	-	(554,661)
Proceeds from issuance of common stock	603,856	604	301,324	-	-	301,928
Cancellation of shares	(3,502,925)	(3,503)	3,503	-	-	-
Net loss	-	-	-	(1,592,469)	-	(1,592,469)
Balance at March 31, 2005	23,107,856	23,108	1,860,823	(3,729,133)	-	(1,845,202)
Proceeds from issuance of common stock	276,400	276	276,124	-	-	276,400
Stock issued for accounts payable	50,000	50	49,950	-	-	50,000
Stock issued for conversion of debt	1,050,000	1,050	1,048,950	-	-	1,050,000
Net loss	-	-	-	(1,376,529)	-	(1,376,529)
Balance at March 31, 2006	24,484,256	24,484	3,235,847	(5,105,662)	-	(1,845,331)
Proceeds from issuance of common stock	24,694	25	24,670	-	-	24,695
Stock issued for services	250,000	250	249,750	-	-	250,000
Net loss	-	-	-	(433,538)	-	(433,538)
Balance at June 30, 2006	24,758,950	24,759	3,510,267	(5,539,200)	-	(2,004,174)
Stock issued for conversion of debt	817,342	817	1,838,204	-	-	1,839,021
Expense paid by shareholder	-	-	515,000	-	-	515,000
Net loss	-	-	-	(636,803)	-	(636,803)
Balance at September 30, 2006	25,576,292	25,576	5,863,471	(6,176,003)	-	(286,956)
Stock issued for services	722,000	722	1,001,528	-	-	1,002,250
Stock issued for investment to be rescinded	3,000,000	3,000	4,017,000	-	(4,020,000)	-
Net loss	-	-	-	(3,411,813)	-	(3,411,813)
Balance at December 31, 2006	29,298,292	$29,298	$10,881,999	$(9,587,816)	$(4,020,000)	$(2,696,519)

The accompanying notes are an integral part of these consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2006 and 2005 and for the Period From
Inception, August 19, 1999, to December 31, 2006

	Nine months Ended		Inception to
	December 31,	December 31,	December 31,
	2006	2005	2006

Cash Flows from Operating Activities:
Net loss	$(4,482,155)	$(1,135,914)	$(9,587,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,660	2,763	48,244
Impairment of note receivable	410,701	-	540,701
Accrued interest converted to equity	33,439	-	459,035
Expenses paid by shareholder and affiliate	515,000	68,770	636,796
Stock issued for services	1,252,250	-	1,252,250
Amortization of deferred financing costs	2,360	-	2,360
Change in fair value of derivatives	1,885,243	-	1,885,243
Changes in operating assets and liabilities:
Increase in interest receivable	(10,701)	-	(10,701)
Increase in related party receivable	(5,158)	-	(5,158)
Decrease in accounts receivable	-	114,257	-
Decrease in prepaid expenses and deposits	-	8,908	-
Increase in accounts payable and accrued liabilities	1,583	188,355	234,248
Increase in interest payable to affiliates	-	92,883	-
Increase (decrease) in deferred revenue	530	(10,413)	25,027
Net cash used in operating activities	(393,248)	(670,391)	(4,519,771)
Cash Flows from Investing Activities
Payments for purchase of property and equipment	(2,030)	(864)	(53,644)
Note receivable	(400,000)	-	(530,000)
Net cash used in investing activities	(402,030)	(864)	(583,644)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	24,695	14,000	603,024
Proceeds from notes payable - other	-	20,000	385,000
Proceeds from notes payable - shareholder	293,050	643,000	1,816,050
Proceeds from notes payable - affiliate	63,000	15,000	2,502,191
Proceeds from convertible notes payable	600,000	-	600,000
Principal payments on notes payable - affiliate	-	-	(140,000)
Principal payments on notes payable - other	-	(50,000)	(335,000)
Principal payments on notes payable - shareholder	(131,055)	-	(211,055)
Debt issuance costs	(90,000)	-	(90,000)
Net cash provided by financing activities	759,690	642,000	5,130,210
Net increase (decrease) in cash and cash equivalents	(35,588)	(29,255)	26,795
Cash and cash equivalents, beginning of period	62,383	52,195	-
Cash and cash equivalents, end of period	$26,795	$22,940	$26,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of SKRM Interactive, Inc. (formerly Skreem Entertainment Corporation)(“SKRM”, “Skreem” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standard No 50. Revenue is generally recognized when SKRM receives an "accounting" of recordings sold with payment from the licensee. In the event SKRM has not received an "accounting" from the licensee and if SKRM has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.

Note 3 - RECISSION OF INVESTMENT AND IMPAIRMENT OF NOTE RECEIVABLE

On November 20, 2006, SKRM completed and closed on a Stock Purchase Agreement, with Weaver Interactive, Inc. (“Weaver”), a company formed and existing under the laws of South Korea.

Pursuant to the transaction, SKRM purchased a 51% investment in Weaver. SKRM issued 3,000,000 shares of its commonstock as consideration for the equity investment. The Company initially determined that the minority shareholders had significant participatory rights that allowed them to participate in significant decisions of Weaver. Weaver would continue to operate completely and fully independently in all corporate business, free from corporate control or interference in day-to-day business by SKRM. Therefore SKRM would not consolidate the results of Weaver but rather would account for its investment under the equity method of accounting and in accordance with EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. SKRM also issued 200,000 shares ofcommon stock as a finder’s fee to an unrelated party as part of the investment transaction.

SKRM also agreed to loan Weaver $500,000 in cash whereby the principal plus 21% interest would accrue for two years and be payable in full at the due date and the Company would also make a good faith deposit at the closing.

During February 2007, SKRM and Weaver entered into negotiations for the termination of the Stock Purchase Agreement. Both parties plan to return the shares that were previously issued under the Stock Purchase Agreement and SKRM has requested Weaver to execute a promissory note for repayment of all monies loaned to Weaver by SKRM. As of the date of the filing, Management believes both parties will cooperate and return the shares. Therefore SKRM has recorded shares receivable of $4,020,000 as a contra equity account. The receivable value was determined based on the fair value of the 3,000,000 common shares issued by using a 10 day average of its market closing price prior to and for the closing day of November 20, 2006 or $1.34 per share. Management believes the total amount loaned of $400,000 plus accrued of $10,710 interest may not be collected and therefore recorded a total impairment change of $410,710. In addition, since the transaction is no longer considered an equity investment, SKRM expensed the 200,000 shares issued as a finders fee of $268,000.

NOTE 4 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE AND WARRANTS

SKRM entered into a securities purchase agreement with four investors (“note holders”) on November 30, 2006, for the sale of (i) $1,000,000 in callable secured convertible notes and (ii) warrants to purchase 10,000,000 shares of common stock at an exercise price of $1.75 per share. On November 30, 2006, SKRM sold to the note holders $600,000 in callable secured convertible notes (“convertible notes”) and issued 10,000,000 warrants to purchase stock at an exercise price of $1.75 per share.

The convertible notes with the notional balance of $600,000 bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, provided that no interest shall be due and payable for any month in which the trading price is greater than $1.5875 for each trading day of the month. The convertible notes mature three years from the date of issuance, and are convertible into common stock at the note holders’ option, at 50% of the average of the three lowest trading price for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date; however, such percentage shall increase to 55% upon the filing of a registration statement registering the shares underlying the convertible notes by the appropriate deadline and shall increase to 60% if such registration statement becomes effective on or before the effectiveness deadline. The note holders are not permitted to convert all or part of the outstanding balance if the trading volume weighted average price of the common stock for the thirty days prior to conversion is below the initial market price of $1.27. Accordingly, there is no limit to the number of shares into which the convertible notes may be converted. The convertible notes are secured by substantially all of SKRM’s assets.

The warrants are exercisable for a period of 7 years from the date of issuance and have an exercise price of $1.75 per share. In addition, the conversion price of the convertible notes and exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the initial fixed conversion price. The conversion price of the convertible notes and exercise price of the warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would other wise result in dilution of the note holders’ position.

The convertible note agreement restricts the note holders’ ability to convert their convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the note holders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes.

SKRM gave the note holders registration rights to the shares issuable in connection with the convertible notes pursuant to a Registration Rights Agreement dated November 30, 2006. The Registration Rights Agreement required SKRM to file a Registration Statement with the Securities and Exchange Commission (“SEC”) within 30 days of the Closing Date. Additionally, under the Registration Rights Agreement, SKRM agreed to give its best efforts to obtain effectiveness of the Registration Statement within 120 days of the Closing Date. If SKRM does not file the Registration Statement within 30 days of Closing Date or obtain effectiveness of this Registration Statement within 120 days of the Closing Date then SKRM agrees to pay to the note holders, as partial relief for damages, an amount equal to 2% per month of the outstanding principal amount. As a result of Amendment No. 1 to the Registration Rights Agreement dated December 19, 2006, the date by which SKRM was to file a Registration Statement covering all the securities issuable in connection with the convertible notes has been extended from within 30 days to within 60 days, or January 29, 2007. Additionally, the number of days to obtain effectiveness of the Registration Statement has been extended as well from within 120 days to within 150 days, or April 29, 2007.

In December 2006, FASB STAFF POSITION (“FSP”) No. EITF 00-19-2 Accounting for Registration Payment Arrangements was issued with guidance for the accounting of any future payments required by the Registration Rights Agreement in regards to the timely filing and effectiveness of the Registration Statement with the SEC. This FSP specifies that the contingent obligation should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. As of February 28, 2007, the Company has not filed a Registration Statement with the SEC and has recorded a contingent liability of $12,000 as partial relief for damages to the note holders.

If certain events of default were to occur under the convertible notes, the note holders may at their option, demand repayment in full of all obligations and liabilities owed by the Company under the convertible notes, Securities Purchase Agreement and any Related Agreement and may require the Company to immediately pay 140% of the principal amounts outstanding under the convertible notes, plus any accrued and unpaid interest.

At February 28, 2007, there has been an event of default (failure to timely file registration statement within 45 days). However, the Company has not received any demands of repayment and this event of default does not require the Company to pay 140% of the principal amounts outstanding plus any accrued and unpaid interest.

The Company incurred debt issuance costs of $90,000 associated with the issuance of the convertible notes. These costs were capitalized as deferred loan costs and will be amortized over the life of the convertible notes using the effective interest method. Total amortization expense related to the convertible notes was $2,360 for the quarter ended December 31, 2006.

The Company analyzed the convertible notes and the warrants for derivative financial instruments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The convertible notes are hybrid instruments which contains more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract. The single compound embedded derivative features include the conversion feature with the convertible notes, the interest rate adjustment, maximum ownership and default provisions. The Company valued the compound embedded derivatives based on a probability weighted discounted cash flow model. The value at inception of the single compound embedded derivative liability was $139,286 and was bifurcated from the debt host contract and recorded as a derivative liability. The discount for the derivative will be accreted to interest expense using the effective interest method over the life of the convertible notes, or 36 months. Total accretion expense was di minimis for the quarter ended December 31, 2006.

Probability-Weighted Expected Cash Flow Methodology -

Assumptions: Single Compound Embedded Derivative within Convertible Note

	At Inception	As of
	November 30, 2006	December 31, 2006

Risk - free interest rate	4.52%	4.74%

Timely registration	95.00%	90.00%

Default status	5.00%	5.00%

Alternative financing available and exercised	0.00%	0.00%

Trading volume, gross monthly dollars monthly rate increase	1.00%	1.00%

Annual growth rate of stock price	24.00%	0.00%

Future projected volatility	66.58%	74.72%

The stock purchase warrants (“warrants”) are freestanding derivative financial instruments which were valued using the Black-Scholes method. The fair value of the derivative liability was recorded at $7,633,008 at inception on November 30, 2006. The unamortized discount of the warrant derivative liability of $460,714 will be accreted to interest expense using the effective interest method over the life of the convertible notes, or 36 months. The total accretion expense was di minimis for the quarter ended December 31, 2006. The remaining value of $7,172,294 was expensed at inception to change in fair value of derivative financial instruments since the total fair value of the derivative at inception exceeded the note proceeds.

Variables used in the Black-Scholes option-pricing model include (1) 4.52% to 4.74% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 66.58% to 74.72% and (4) zero expected dividends.

Both the embedded and freestanding derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded as either a gain or loss in the income statement.

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations as of and through December 31, 2006 was as follows:

	Transaction Date	Liability as of
	November 30, 2006	December 31, 2006
Derivative liability-single compound embedded derivatives within the convertible notes	$139,286	$69,171
Derivative liability-warrants	7,633,008	2,416,072
Total	$7,772,294	$2,485,243
Less basis allocated from debt proceeds		(600,000)
Net change in fair value of derivatives		$1,885,243

The following summarizes the financial presentation of the convertible notes at inception and December 31, 2006:
	At inception
	November 30, 2006	December 31, 2006
Notional amount of the convertible notes	$600,000	$600,000

Adjustments:
Discount for single compound embedded Derivatives within the convertible notes	(139,286)	(139,286)
Discount for warrants	(460,714)	(460,714)
Convertible notes balance, net	$-	$-

Note 5 - NOTES PAYABLE - RELATED PARTIES

Shareholder

During the quarter ended June 30, 2006, Jeffrey D. Martin, a major stockholder loaned SKRM $30,000 with two promissory notes of $20,000 and $10,000. The notes are payable on demand and bear interest at the rate of 8% and 17.49%, respectively. Interest on the notes begins to accrue on July 1, 2006. The notes are secured by the assets of Skreem.

During the quarter ended September 30, 2006, Jeffrey D. Martin, a major stockholder loaned SKRM $146,700 with two promissory notes. The notes are payable on demand. The $126,700 note bears interest at the rate of 8% and interest on this note begins to accrue on October 1, 2006. The $20,000 note bears interest at approximately 17.49% per annum. The notes are secured by the assets of Skreem. During the quarter ended December 31, 2006, SKRM paid $87,054 reducing the principal balance on the loans.

During the quarter ended December 31, 2006, Jeffrey D. Martin, a major stockholder loaned Skreem $88,850 with multiple notes. The notes are payable on demand and bear interest at the rate of 8% and interest on this note begins to accrue on January 1, 2007. The notes are secured by the assets of SKRM.

On August 31, 2006, notes payable to Jeffrey Martin totaling $591,770 and related interest payable of $79,164 were converted to 298,193 shares of common stock at $2.25 per share. Due to the related party nature of the transaction, no gain was recorded for the difference between the conversion price and the market price at the date of conversion.

Affiliates

During the quarter ended June 30, 2006, Skreem borrowed $40,000 from Martin Consultants, Inc. The note is payable on demand and bears interest at a rate of 8% per annum. Interest on this note begins to accrue on July 1, 2006. Martin Consultants, Inc. is 100% owned by Jeffery D. Martin.

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

Note 6 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. SKRM sustained losses of $4,482,155 for the nine-months ended December 31, 2006. SKRM had an accumulated deficit of $9,587,816 at December 31, 2006. These factors raise substantial doubt about the ability of SKRM to continue as a going concern for a reasonable period of time. SKRM is highly dependent on its ability to continue to obtain investment capital and loans from a major shareholder and third parties in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should SKRM be unable to continue as a going concern. SKRM's continuation as a going concern is dependent upon its ability to continue receiving investment capital from a shareholder and third parties and achieve a level of success that will enable it to sustain its operations. No assurance can be given that SKRM will be successful in these efforts.

Note 7 - PRODUCTION AGREEMENT

On June 13, 2006, SKRM entered into an agreement with 1171 Productions (1171) for the purpose of creating interest in and securing meeting opportunities of the "Star Maker" reality series. SKRM shall pay a commission of 5% of the net profits of the "Star Maker" series worldwide. In addition, Skreem agrees to use 1171 in the production of the series. SKRM has not recorded any transactions related to this agreement.

Note 8 - LICENSE AGREEMENT

During the quarter ended June 30, 2006, SKRM hired Zero Degrees Entertainment (Zero) under a 5-year agreement which grants Zero certain exclusive rights to distribute and sell recordings of the artist "3rd Wish" in France. SKRM shall receive royalties of 17% to 20% calculated on 100% net sales. In addition, SKRM may earn third party and other income as defined in the agreement. SKRM has not recorded any transactions related to this agreement.

Note 9 - ADVERTISING AND PROMOTIONAL SERVICE AGREEMENT

On May 24, 2006, Skreem hired Hobson, Bowerstock, & Associates, LLC (HLB) under a one-year agreement to prepare and implement a promotional campaign in exchange for 1,000,000 shares of common stock. During the quarter ended June 30, 2006, Skreem issued 250,000 shares and recorded advertising expense of $250,000 in accordance with EITF 96-18. During the quarter ended December 31, 2006, Skreem's shareholder paid the shares directly and Skreem recorded advertising expense with an offset to paid-in capital of $515,000 in accordance with EITF 96-18 and SAB 107 Topic 5.T. During the quarter ended December 31, 2006, SKRM terminated the agreement and no additional shares were issued and no additional services were provided.

Note 10 - RELATED PARTY REVENUE

During the quarter ended June 30, 2006, there were unsold recordings returned to Skreem by Cheyenne Records. Am-Pac Investment purchased these remaining recordings and Skreem recorded this sale as related party revenue during the quarter and nine months ended December 31, 2006. Am-Pac is owned by Jeffery Martin, a major shareholder.

Note 11 -STRATEGIC RESEARCH & ANALYSIS AGREEMENT

On July 1, 2006, SKRM hired Sterling LLC (Sterling) under a 2-year agreement to do research, market review and strategic analysis and to provide review and planning services in exchange for 3,000 shares per month for year one and 5,000 shares per month for year two, and additional incentives as described in the agreement. In accordance with EITF 96-18, SKRM recorded total expense of $17,550 for the quarter ended September 30, 2006. On November 1, 2006, the agreement was amended to require SKRM to pay Sterling 30,000 shares per month, paid one year in advance, for a total of 360,000 shares and additional incentives as described in the addendum. SKRM recorded total expense of $508,200 for the quarter ended December 31, 2006.

Note 12 - DISTRIBUTION AGREEMENT

On July 7, 2006, SKRM hired MD Lavert & Associates dba Nothing Else Works (NEW) which grants NEW exclusive rights to distribute designated albums for SKRM in the U.S. and Canada. NEW shall retain a retail marketing and distributing fee of 25% per artist of SKRM's whole sale price from sales of albums. SKRM has not recorded any transactions related to this agreement.

Note 13 - CONSULTING AGREEMENT

On November 15, 2006, SKRM hired International Capital Investors, LLC under a one-year agreement to do research, market review, and advising SKRM with regards to potential mergers and acquisitions for 150,000 shares of common stock and additional incentives as described in the agreement. SKRM recorded total expense of $208,500 for the quarter ended December 31, 2006.

Note 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the nine months ended December 31, 2006 and 2005, approximately $19,543 and $32,202 was paid for interest, respectively. No cash was paid for income taxes during these periods.

During the nine months ended December 31, 2006, SKRM issued 817,342 shares of common stock for the conversion of related party debt of $2,354,021 to equity. During the nine months ended December 31, 2006, SKRM recorded an initial discount on the convertible notes payable with an offset as derivative liabilities of $600,000. During the nine months ended December 31, 2006, SKRM issued 3,000,000 shares of common stock with a value of $4,020,000 with an offset to shares receivable.

Note 15 - SEGMENT REPORTING

At December 31, 2006 SKRM had two operating segments which consist of interactive online game operations and promoting, financing and managing artists in the music industry. The operating segments presented are the segments for which separate financial information is available and for which operating performance is evaluated regularly by management to decide how to allocate resources and to assess performance. SKRM evaluates the performance of the operating segments based on income (loss) from operations that is defined as total revenues less operating expenses.

Information regarding our reportable segments for the nine months ended December 2006 and 2005 is as follows:

	Online	Music
	Gaming	Operations	Total
2006
Revenue	$-	$160,833	$160,833
Loss from operations	(1,329,612)	(1,218,657)	(2,548,269)
Other expenses, net	(1,887,288)	(46,598)	(1,933,886)
Net loss	(3,216,900)	(1,265,255)	(4,482,155)
Segment assets	114,413	10,580	124,993

2005
Revenue	$-	$63,987	$63,987
Loss from operations	-	(1,014,246)	(1,014,246)
Other expense	-	(121,668)	(121,668)
Net loss	-	(1,135,914)	(1,135,914)
Segment assets	-	57,621	57,621

Information regarding our reportable segments for the three months ended December 31, 2006 and 2005 is as follows:

	Online	Music
	Gaming	Operations	Total
2006
Revenue	$-	$3,285	$3,285
Loss from operations	(1,329,613)	(195,982)	(1,525,595)
Other expenses, net	(1,881,995)	(4,223)	(1,886,218)
Net loss	(3,216,899)	(194,914)	(3,411,813)
Segment assets	114,413	10,580	124,993

2005
Revenue	$-	$39,590	$39,590
Loss from operations	-	(256,478)	(256,478)
Other expense	-	(44,576)	(44,576)
Net loss	-	(301,054)	(301,054)
Segment assets	-	57,621	57,621

Note 16 -SUBSEQUENT EVENTS

SPIN-OFF OF SUBSIDIARY

The Board of Directors of SKRM Interactive, Inc. (formerly Skreem Entertainment Corporation, a Delaware corporation) (SKRM) has approved the spin-off of its subsidiary, SKREEM ENTERTAINMENT CORPORATION, (a Nevada Company) (SKREEM). SKREEM’s primary operations have included promoting, financing and managing artists in the music industry. Each holder of SKRM’s common stock at November 30, 2006 will receive one (1) share of SKRM stock held on that date. SKRM believes each of the resulting companies will be better positioned to focus on its core businesses and competencies, and thus compete more effectively in their respective markets. The effective date of transaction is February 5, 2007. SKRM will reflect the results of operations of SKREEM as discontinued operations during the fourth quarter ended March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Online Game Development

During January 2007, we changed our name to SKRM Interactive, Inc., (SKRM), in connection with our Stock Purchase Agreement for the acquisition of 51% of the outstanding equity of Weaver Interactive, Inc. (Weaver) in exchange for 3,000,000 shares of our common stock and a loan of $500,000. During February 2007, SKRM and Weaver entered into negotiations for the termination of the Stock Purchase Agreement. SKRM and Weaver plan to return the shares that were issued under the Stock Purchase Agreement and SKRM has requested Weaver to execute a promissory note for all monies loaned to Weaver by SKRM. We have impaired the loan and accrued interest receivable from Weaver as we believe it may not be collected. Our future plans include seeking other online game operators for acquisition and then we will primarily focus on developing and operating multiplayer online role playing games.

Spin Off

The Board of Directors of SKRM Interactive, Inc. (formerly Skreem Entertainment Corporation, a Delaware corporation) (SKRM) has approved the spin-off of its subsidiary, SKREEM Entertainment CORPORATION, (a Nevada Company) (SKREEM). SKREEM’s primary operations have included promoting, financing and managing artists in the music industry. Each holder of SKRM’s common stock at November 30, 2006 will receive one(1) share of SKRM stock held on that date. SKRM will reflect the results of operations of SKREEM as discontinued operations during the fourth quarter ended March 31, 2007.

SKREEM plans to continue operations as a separate company by developing current acts into successful music performing and recording acts. SKREEM has been actively promoting three acts, “3rd Wish”, “Pat Moe” and “Willie Will”. These three acts will tour, perform, make public appearances, and continue to record as opportunities are located. SKREEM is uncertain as to when these acts may enter the U.S. market. As of December 31, 2006, none of the Company’s acts has received gold records for album sales.

The countries in which SKREEM has been promoting its acts are as follows:

Pat Moe	3rd Wish

Germany, Switzerland, Austria	Germany, Switzerland and Austria
UK, Eire, Australia,
New Zealand, France
Andorra, Monaco, Belgium, Russia, Azerbaijan,
Armenia, Georgia,
Moldova
Kazakstan, Krygyzstan, Tajikistan, Uzbekistan,
Turkmenistan,
Ukraine, Republic of Belarus, Lithuania, Latvia,
Estonia,
Israel, Portugal

SKREEM’s cash balance is insufficient to satisfy its cash requirements for the next 12 months. SKREEM believes it can satisfy its cash requirements for 6 months with current cash and receivables. SKREEM is dependent on continued receipt of revenues and will need outside funding from the sale of shares or debt financing in order to continue operations beyond that.

SKREEM does not anticipate acquiring any significant equipment during the next twelve months.

SKREEM does not anticipate any significant changes in the number of employees in the next twelve months.

SKREEM has entered into various license agreements that grant certain exclusive rights to sell and distribute certain recordings by “3rd Wish”. Approximately 18% of the Company’s revenue for the nine months ended December 31, 2006 came from the Cheyenne Records agreement. During the quarter ended June 30, 2006, there were unsold recordings returned to the Company by Cheyenne Records. A related party purchased these remaining recordings which represent approximately 79% of the total revenue. The remaining contracts represent, individually, less than 3% of revenue.

The table below sets forth the parties, material terms, and territories covered by these license agreements:

Party(Licensee)	Territories

Cheyenne Records	Germany, Switzerland and Austria

Our agreement with Cheyenne Records provide that Cheyenne will market and sell 3rd Wish’s recordings for a period of 5 years beginning in March 2004. Cheyenne will retain approximately 25% to 45% of revenue from distribution and sales and the Company will pay the costs of production. The term of the contract is 5.5 years from May 2004.

Three 8 Music Limited	UK, Eire

Our agreement with Three 8 provides that they will receive royalties from 3rd Wish’s first three singles released. Royalties are 19% on record sales and 50% on third party licensing. The term of the contract is 15 years from October 2004.

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

Revenue is recognized in accordance with Staff Accounting Bulleting No. 104 (SAB 104) when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery had occurred or services have been rendered or the license period has begun; and collectability is reasonably assured.

Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standard No. 50. Revenue is generally recognized when the Company receives an “accounting” of recordings sold with payment from the licensee. In the event the Company has not received an “accounting” from the licensee and if the Company has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.

Results of Operations for the Nine Months Ended December 31, 2006 as Compared to the Nine Months Ended December 31, 2005

Revenues - The Company recorded revenue of $160,833 and $63,987 for the nine months ended December 31, 2006 and December 31, 2005, respectively. The revenue for the nine months ended December 31, 2006 consists of earnings of $33,633 from Licensing agreements to distribute 3rd Wish’s music and sales of recordings to a related party of $127,200. Revenue for the nine months ended December 31, 2005 consists of earnings from licensing agreements to distribute “3rd Wish’s music of $63,005 and live performances of $982.

Operating expenses - Operating expenses for the nine months ended December 31, 2006 were $1,230,552, an increase of $436,613 or 55% from $793,939 for the corresponding period ended December 31, 2005. The increase is primarily due to the significant increase in advertising expense of $780,685 and a finders fee of $268,000 that was related to the Weaver acquisition offset by a net decrease in touring, travel, promotion and support for artist of approximately $612,000.

General and Administrative Expenses - General and administrative expenses increased by $783,555 or 276% to $1,067,849 for the nine months ended December 31, 2006 from $284,294 for the corresponding period ended December 31, 2005. This increase is primarily attributable to an increase in salaries of $2,795, increased delivery expense of $42,182, increased professional and consulting fees of $723,097, and increased other general and administrative expenses of $15,239.

Impairment of Note Receivable - In conjunction with our Stock Purchase Agreement with Weaver Interactive, Inc., we loaned Weaver $400,000 and accrued interest of $10,701 on the loan. We have entered into negotiations to terminate the Stock Purchase Agreement, and we have requested that Weaver pay all monies loaned to Weaver. However, we may not collect the note receivable and therefore have recorded an impairment charge of $410,701 for the nine months ended December 31, 2006.

Other Income (expense) -

During the nine months ended December 31, 2006, the Company recorded $10,701 for interest income on the $400,000 loaned to Weaver Interactive, Inc. There were no notes receivable outstanding during the nine months ended December 31, 2005, therefore there was no interest income recorded.

For the nine months ended December 31, 2006, the Company recorded interest expense in the amount of $59,344, which relates to the amortization of loan costs for the convertible notes, accrued interest for the convertible notes and notes payable to a shareholder and the accretion of the discount related to the convertible notes which was recorded in conjunction with the derivative liabilities. This compares with interest expense on notes payable of $121,668 for the nine months ended December 31, 2005.

We are required to measure the fair value of the warrants and the embedded conversion features related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion features. Accordingly, the Company recorded non-cash other expense of $1,885,243 in the nine months ended December 31, 2006 related to the change in the fair market value of the warrants and embedded derivative liability. The Company did not have any derivative liabilities during 2005.

Results of Operations for the Three Months Ended December 31, 2006 as Compared to the Three Months Ended December 31, 2005

Revenues - The Company recorded revenue of $3,286 and $39,590 for the three months ended December 31, 2006 and December 31, 2005, respectively. The revenue for the three months ended December 31, 2006 consists of earnings from licensing agreements to distribute 3rd Wish’s music of $2,186 and sales of recordings to a related party of $1,100. The revenue for the three months ended December 31, 2005 consists of earnings from licensing agreements to distribute 3rd Wish’s music.

Operating expenses - Operating expenses for the three months ended December 31, 2006 were $305,598, an increase of $76,164 or 33% from $229,434 for the corresponding period ended December 31, 2005. The increase is primarily due to a finders fee of $268,000 related to the Weaver acquisition, an increase in advertising of $12,447, offset by a net decrease in touring, travel, promotion, and support for artists of approximately $200,000.

General and Administrative Expenses - General and administrative expenses increased by $745,947 for the three months ended December 31, 2006 to $812,581 from $66,634 for the corresponding period ended December 31, 2005. This increase is primarily attributable to an increase in consulting and professional fees of $734,529.

Impairment of Note Receivable - In conjunction with our Stock Purchase Agreement with Weaver Interactive, Inc., we loaned Weaver $400,000 and accrued interest of $10,701 on the loan. We have entered into negotiations to terminate the Stock Purchase Agreement and we have requested that Weaver pay all monies loaned to them. However, we may not collect the note receivable and therefore have recorded an impairment charge of $410,701 for the three months ended December 31, 2006.

Other Income (expense)-

During the three months ended December 31, 2006, the Company recorded $9,608 for interest income on the $400,000 loaned to Weaver Interactive, Inc. There were no notes receivable outstanding during the three months ended December 31, 2005, therefore there was no interest income recorded.

For the three months ended December 31, 2006, the Company recorded interest expense in amount of $10,584, which relates to the amortization of loan costs for the convertible notes, accrued interest for the convertible notes and notes payable to a shareholder and the accretion of the discount related to the convertible notes which was recorded in conjunction with the derivative liabilities. This compares with interest expense on notes payable of $44,576 for the three months ended December 31, 2005.

We are required to measure the fair value of the warrants and the embedded conversion features related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion features. Accordingly, the Company recorded non-cash other expense of $1,885,243 in the three months ended December 31, 2006 related to the change in the fair market value of the warrants and embedded derivative liability. The Company did not have and derivative liabilities during 2005.

Liquidity and Capital Resources

As of December 31, 2006, the Company had cash of $26,795 and a deficit in working capital of $304,316(excluding derivative liabilities of $2,485,243). This compares with cash of $62,383 and a deficit in working capital of $1,852,361 as of March 31, 2006.

Cash used in operations decreased by $277,143 to $393,248 for the nine months ended December 31, 2006 from $670,391 for the corresponding period of the prior year. The decrease is attributable to a significant increase in non-cash expenses of $2,217,411, offset by a decrease in changes in operating assets and liabilities of $13,749, a change in fair value of derivative or non-cash gain of $1,885,243, and an increase in net loss of $4,482,154.

Cash used in investing activities for the nine months ended December 31, 2006 was $402,030, which is due to a loan to Weaver Interactive, Inc. of $400,000 and the equipment purchases of $2,030.

Cash provided financing activities for the nine months ended December 31, 2006 was $759,690, which is primarily from the issuance of promissory notes of $356,050, convertible notes of $600,000 and common stock of $24,695, offset by payments on notes payable of $131,055 and debt issuance costs of $90,000. This compares with $642,000 of cash being provided from financing activities during the nine months ended December 31, 2005, all from the issuance of promissory notes and common stock.

Historically, the Company has been funded by the sale of its shares and loans from its Shareholders and others. However, the Company’s continuation as a going concern is dependent upon its ability to continue receiving investment capital and obtaining loans to achieve a level of success that will enable it to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective. This conclusion was based on two primary factors. The first factor being that we were not able to prepare our financial information and report it within the time periods specified by the SEC’s rules and forms. The second factor being that during the course of their review of our quarterly financial information, our independent registered public accounting firm identified material adjustments in connection with our accounting for derivative financial instruments.

During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Description
31.1**
Certification of Chief Executive Officer of Skreem Entertainment Corporation Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**
Certification of Chief Financial Officer of Skreem Entertainment Corporation Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of Skreem Entertainment Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2**	Certification of Chief Financial Officer of Skreem Entertainment Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

*	Previously filed

**	To be filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SKRM Interactive, Inc. (FORMERLY SKREEM ENTERTAINMENT CORPORATION)

Date: March 19, 2007	By:	Charles Camorata
Charles Camorata Principal Executive Officer

Date: March 19, 2007	By:	Karen Pollino
Karen Pollino Chief Financial Officer