Form 10KSB
period 2007-03-31
SKRM Interactive, Inc.
filed 2007-07-16
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22236

SKMI Interactive, Inc.
(formerly SKREEM Entertainment Corp.)

_____________________________________
(Name of small business issuer in its charter)

Delaware	33-0565710
State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

11637 Orpington Street, Orlando, Florida 32817
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Include Area Code: (407) 207-0400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities Registered Pursuant to Section 15(d) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports);and (2) has been subject to such filing requirements for the past ninety (90)days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year were $64,937.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days:

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

TABLE OF CONTENTS

		Page

	PART I

ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	4
ITEM 3.	LEGAL PROCEEDINGS	4
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	4

	PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
	EQUITY SECURITIES	5
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
	OF OPERATION	6
ITEM 7.	FINANCIAL STATEMENTS	14
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	31
ITEM 8A.	CONTROLS AND PROCEDURES	31
ITEM 8B.	OTHER INFORMATION	32

	PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	33
ITEM 10.	EXECUTIVE COMPENSATION	34
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	35
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	35
ITEM 13.	EXHIBITS AND REPORTS OF FORM 8-K	36
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	37

	SIGNATURES	38

	CERTIFICATIONS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements”.

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

On December 19, 2006, we filed a Def 14C Information Statement advising that the name of the Company was amended to SKMI Interactive Inc., as well as spinning off our business operations into a subsidiary, Skreem Entertainment Corp (Nevada). Thereafter we filed a Form 10-SB on Skreem Entertainment Corp (Nevada), in order to complete a stock dividend. These actions were taken in anticipation of a transaction with Weaver Interactive, Inc. The spin-off of the subsidiary containing the business operations of the Company was effective February 5, 2007.

Subsequent events

On June 22, 2007, SKRM Interactive Inc. entered into a Letter of Intent to acquire 75% of the stock of Sector 10 Services USA, Inc. (“SECTOR 10”), a Washington corporation for 65,000,000 of the issued and outstanding shares of common stock of SKMI.

Sector 10 Services USA, Inc. seeks to become the leading provider of pre-deployed emergency life response equipment across all Major US cities. Sector 10 is the exclusive provider of Pericles LogiX System in the United States. Sector 10’s core focus is on the first response solutions, utilizing two lines of patented products, Mobile Response United (“MRU”) and Stationary Response Units (“SRU”).

It is expected that the transaction will close within ninety (90) days.

Employees

The Company, as of June 15, 2006, employs a total of 2 persons, one of these full-time, at its corporate headquarters in Florida.

ITEM 2 DESCRIPTION OF PROPERTIES

The Company’s administrative offices are located in a leased office facility located at 11637 Orpington Street, Orlando, Florida 32817. The facility contains approximately 2,000 square feet of office space. There is no lease on the facility nor is there a rental fee as the property is owned by the principal shareholder of the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any litigation, pending or threatened, to which it is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the fourth quarter of the Company’s fiscal year ended March 31, 2007, other than those for which the majority of shares entitled to vote upon were approved as set forth in the Def 14C Information Statement, filed on December 19, 2006, approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company's name will change to “SKRM Interactive Inc.”.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The Company’s Common Stock trades on the Over the Counter Bulletin Board under the symbol SKMI.OB. Prior to February 7, 2007, the stock traded under the symbol “SKRM.OB.” The Company’s stock began trading subsequent to its year end of March 31, 2006. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of June 15, 2006, the Company had approximately 160 shareholders of record.

The following chart sets out the High, Low and Close Bid, Ask and Price for the stock for the period from June 30 2006 until May 31, 2007

	Bid Price			Ask Price				Price
Month	High	Low	Close	High	Low	Close	High	Low	Close

05/31/2007	0.12	0.08	0.11	0.15	0.13	0.14	0.14	0.1	0.13
04/30/2007	0.15	0.1	0.11	0.19	0.13	0.13	0.16	0.1	0.11
03/30/2007	0.15	0.14	0.14	0.19	0.19	0.19	0.19	0.14	0.19
02/28/2007	0.42	0.12	0.14	0.5	0.18	0.19	0.5	0.16	0.16
01/31/2007	0.45	0.35	0.36	0.55	0.38	0.4	0.51	0.35	0.36
12/29/2006	1.1	0.4	0.41	1.24	0.48	0.48	1.1	0.41	0.48
11/30/2006	1.5	1.1	1.1	1.54	1.24	1.24	1.52	1.1	1.24
10/31/2006	1.95	1.25	1.39	2	1.29	1.43	2	1.3	1.43
09/29/2006	2.1	1.9	1.9	2.15	1.93	2	2.15	1.9	1.95
08/31/2006	2.1	1.79	2.1	2.2	1.83	2.14	2.14	1.79	2.14
07/31/2006	1.79	1.32	1.79	1.84	1.35	1.84	1.84	1.32	1.82
06/30/2006	1.32	0.8	1.32	1.39	1.12	1.39	1.39	1	1.39

The Company’s transfer agent is OTC Stock Transfer, Inc. of Salt Lake City, Utah.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Until December 19, 2006, the Company’s operations were to develop current acts into successful music performing and recording acts. The Company currently has three acts, “3rd Wish”, “Pat Moe” and Willie Will”. These three acts will tour, perform, make public appearances, and continue to record as opportunities are located. The Company is uncertain as to when these acts may enter the U.S. market.

The Company’s cash balance is insufficient to satisfy the Company’s cash requirements for the next 12 months. The Company believes it can satisfy its cash requirements for 6 months with current cash and receivables. The Company is dependent on continued receipt of revenues and will need outside funding from the sale of shares or debt financing in order to continue operations beyond that point.

The Company does not anticipate acquiring any significant equipment during the next twelve months.

The Company does not anticipate any significant changes in the number of employees in the next twelve months.

The Company’s business operations until November 30, 2006, included entering into various license agreements which grant certain exclusive rights to sell and distribute certain recordings by “3rd Wish”. These operations are no longer a part of the business of the Company, and are presented here only to indicate the operations until November 30, 2006. The spin-off of the subsidiary containing the business operations of the Company was effective February 5, 2007.

The table below sets forth the parties and territories covered by these license agreements:

Party (Licensee)	Territories

Cheyenne Records	Germany, Switzerland and Austria
Three 8 Music Limited	UK, Eire
Shock Records Pty Ltd	Australia, New Zealand
NRJ Music	France, Andorra, Monaco, Belgium
Megaliner Records	Russia, Azerbaijan, Armenia, Georgia, Moldova, Kazakstan, Kyrgyzstan, Tajikistan, Uzbekistan, Turkmenistan, Ukraine, Republic of Belarus, Lithuania, Latvia, Estonia
NMC Music Ltd.	Israel
Vidisco	Portugal
Planet Records	Italy

Revenue was recognized in accordance with Staff Accounting Bulleting No. 104 (SAB 104) when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery had occurred or services have been rendered or the license period has begun; and collection is reasonably assured.

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

Our independent registered public accounting firm issued a report on their audit of our financial statements for the fiscal year ended March 31, 2007. Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities and has incurred net losses for the fiscal year, and have a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations. The independent registered public accounting firm’s report contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public accounting firm's report and examine our financial statements.

Results of Operations for the year ended March 31, 2007 as compared to the year ended March 31, 2006.

Revenues -

The Company’s core business of online gaming has no revenues for the year ended March 31, 2007; however, we are actively pursuing opportunities for revenue growth in the future.
Since management’s decision to increase its business opportunities into the area of online gaming occurred in November 2006, we do not have revenue relating to SKRM for the year ended March 31, 2006.

General and administrative expenses -

General and administrative expenses for the year ended March 31, 2007 increased by $922,234 or 100% since general and administrative expenses were $0 for the year ended March 31, 2006. _________________________________.

Since management’s decision to increase its business opportunities into the area of online gaming occurred in November 2006, we do not have general and administrative expenses relating to SKRM for the year ended March 31, 2006.

Impairment and recovery of notes receivable -

In conjunction with our Stock Purchase Agreement with Weaver Interactive, Inc., we loaned Weaver $400,000 and accrued interest of $10,701 on a notes receivable. We were concerned as to the collectibility of this note receivable initially which is why we impaired the note; however, in March 2007 an agreement was reached between the Company and Weaver as to repayment. Weaver did pay the loan back to us in April of 2007, as per the “Agreement of Repayment” contract. As part of the “Agreement of Repayment” Weaver was not required to pay the outstanding interest due of $10,701.

Other income -

The Company recorded interest income of $10,701 for the year ended March 31, 2007. The interest income relates to the notes receivable from Weaver and was written off with the initial impairment of the note. The Company has $0 of “Other income” for the year ended March 31, 2006.

Other expenses -

We are required to measure the fair value of the warrants and the embedded conversion features related to our convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion features. Accordingly, the Company recorded non-cash expense of $796,245 for the year ended March 31, 2007 which related to the change in fair value of the warrants and embedded derivative liabilities and discounts. The Company did not have any derivative liabilities during the year ended March 31, 2006.

The Company recorded interest expense of $26,197 for the year ended March 31, 2007. The interest expense relates to $9,244 of accreted loan closing costs and $16,197 of interest due on the convertible notes. The Company has $0 of “Other expenses” for the year ended March 31, 2006.

Discontinued operations -

On November 30, 2006, The Board of Directors of SKRM Interactive, Inc. approved the distribution of all of the shares of common stock of SKREEM Entertainment Corporation (a Nevada Company) to SKRM’s shareholders. Effectively, this means that for each one (1) shares owned in the Company, a shareholder will receive one (1) share in the subsidiary (the “Dividend Shares”). The Board of Directors of SKRM Interactive, Inc. has declared November 30, 2006, as the record date for this share dividend, with a payment date as soon as practicable thereafter. The effective date of the spin-off was February 5, 2007.

Upon distribution of the dividend shares, SKRM shareholders will own 100% of the common stock of SKREEM. SKRM’s board of directors believes that creating a separate entertainment company will increase value to, and is in the best interests of its shareholders. Following the dividend share distribution, each shareholder will own common stock in both SKRM and SKREEM.

SKRM believes each of the resulting companies will be better positioned to focus on its core businesses and competencies, and thus compete more effectively in their respective markets.

SKRM has reflected the results of operations of SKREEM in its Consolidated Statement of Operations as “Discontinued operations” for the year ended March 31, 2007.

February 5,
2007
Spin Off Date
Revenue	$34,362
Revenue - related party	127,200
Total revenue	161,562
Operating	952,793
General and administrative	828,926
Total expenses	1,781,719
Loss from operations	(1,620,157)
Interest expense	(52,985)
Loss before provision for income tax	(1,673,142)
Income tax provision	-
Net loss from discontinued operations	(1,673,142)
Gain on spin off of discontinued operations	299,082
Total for discontinued operations	$ $ (1,374,060)

Revenues

Revenues from the discontinued subsidiary were $161,562 which consists of $34,362 from licensing agreements to distribute “3rd Wishes” music and sales of recordings to a related party of $127,200. Revenues for the year ended March 31, 2006 were $64,937. The subsidiary had a 149% increase is revenue from the prior year.

Operating expenses

Operating expenses relating to the discontinued subsidiary for the year ended March 31, 2007 totaled $952,793 and consisted of advertising costs of $771,951, promotional costs of $55,056, travel expenses of $21,116, internet and web maintenance of $20,319, support to artists of $45,600 and $38,751 in studio expenses and other miscellaneous costs. The total operating expenses for the year ended March 31, 2006 were $914,499. The discontinued subsidiary had a 4.2% increase in operating expenses over the prior year.

General and administrative expenses

General and administrative expenses relating to the discontinued subsidiary for the year ended March 31,2007 totaled $828,926 and consisted of the following: consulting fees of $664,464, payroll expense $56,122, Postage & Delivery $46,856, Insurance of $16,736 and miscellaneous general expenses of $44,748. The total general and administrative expenses for the year ended March 31, 2006 were $357,598. The discontinued subsidiary had a 130% increase in general and administrative expenses over the prior year. The largest factor attributing to this increase is consultant fees increased dramatically during the year 2007.

Interest expense

Interest expense relating to the discontinued subsidiary for the year ended March 31, 2007 totaled $52,985 with a 69% decrease from last year’s total interest expense of $169,369.

Gain on spin-off of discontinued operations

Assets and liabilities of the discontinued operations were reported as net assets and net liabilities of discontinued operations and transferred to SKREEM as a gain of $299,082 on the effective spin off date of February 5, 2007.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our cash and cash equivalents balance of $1,781 with a deficit in working capital of $1,105,888 as of March 31, 2007 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $488,975 in total assets for the year ended March 31, 2007. Our total assets are comprised of $1,781 in cash and cash equivalents, $400,000 in notes receivable and $87,194 in deferred financing costs.

Working capital -

We have financed our operations almost exclusively through the sale of our common shares to investors and borrowers. We expect to finance operations through the sale of equity in the foreseeable future as we receive minimal revenue from our current business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

We anticipate that up to $500,000(?) of additional working capital will be required over the next 12 months to meet our budgeted needs for the coming year. We do not have sufficient cash on hand to meet these anticipated obligations.

We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Liabilities -

Current and total liabilities as of March 31, 2007 were $1,598,733. The derivative liabilities comprise the major of this balance at $1,396,245. The Company also has accounts payable of $144,102, a notes payable to a shareholder of $35,000 and $13,078 due to an affiliate.

Cash flows -

Year Ended
March 31,
Sources and Uses of Cash	2007
Net cash provided by / (used in)
Operating activities	$(78,295)
Investing activities	(400,000)
Financing activities	569,695
Discontinued operations activities	(152,002)

Increase/(decrease) in cash and cash equivalents	$(60,602)

Year end March 31, 2007
Cash and cash equivalents	$1,781

Operating activities -

Cash used in operations for the year ended March 31, 2007 was $78, 295. Operating activities were affected by non-cash expenses of $796,245 for the change in fair value of derivatives, $692,650 for stock issued for services, $9,244 of accreted deferred financing costs and discount on convertible debt and $10,701 of interest expense on the notes receivable to Weaver. Operating activities were also affected by the changes in operating assets and liabilities of $146,477.

Cash used in operations for the year ended March 31, 2006 was $0.

Investing activities -

Cash used in investing activities for the year ended March 31, 2007 which is comprised of a $400,000 loan to Weaver. The loan was collected in April 2007.

Cash used in investing activities for the year ended March 31, 2006 was $0.

Financing activities -

The Company acquired $569,695 in cash from financing activities for the year ended March 31, 2007. The cash provided from financing activities is comprised of proceeds from a shareholder loan of $35,000, proceeds form the issuance of common stock of $24,695 and proceeds from the convertible notes of $600,000. The Company also used cash of $90,000 in debt issuance costs.

Cash used in financing activities for the year ended March 31, 2006 was $0.

Discontinued operations activities -

The Company used $152,002 in cash during its discontinued operation of its subsidiary for the year ended March 31, 2007.

Discontinued operating activities include adjustments to net loss of $1,673,142 of non-cash expenses of $4,479 in depreciation, $770,674 in common stock issued for services, $515,000 of expenses paid by a shareholder and the net change in assets and liabilities of $3,300. Cash used in discontinued operations activities for the year ended March 31, 2007 was $379,689.

Discontinued investing activities include the purchase of equipment in the amount of $6,134 for the year ended March 31, 2007.

Discontinued financing activities comprise several different areas of contribution in cash to the company. The discontinued subsidiary received cash from a shareholder in the amount of $303,050 and also paid back the shareholder $132,229 of the note’s balance over the course of the year ended March 31, 2007. The discontinued subsidiary also received proceeds from an affiliate in the amount of $63,000 and proceeds from its parent company of $24,695.

Critical Accounting Policies

The discussions and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. We believe the following are the critical accounting policies used in the preparation of the consolidated financial statements.

Revenue -

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Licensing -

The Company accounts for licensing fees on a gross basis pursuant to the requirements of Emerging Issues Task Force No. 99-19. The Company is the primary obligor to transactions, has full pricing latitude, can modify the product specifications as it sees fit, will perform part of the service to the end customer, carries sole risk of physical inventory loss, realizes full credit risk, and commission income, is not fixed.

Long-Lived Assets -

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

Research and Development -

Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of March 31, 2007.

Derivatives -

We follow the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" along with related interpretations EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF No. 05-2 "The Meaning of 'Conventional Convertible Debt Instrument' in Issue No. 00-19.” SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.

We value these derivative securities under the fair value method at the end of each reporting period (quarter and annual), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter and year to reflect their current value in light of the current market price of our common stock. As a result, our consolidated financial statements may fluctuate from quarter to quarter and year to year based on the change in fair value of the derivatives and therefore our consolidated financial position and results of operations may vary significantly from quarter to quarter and year to year, based on factors other than the Company's revenues and expenses.

We utilize the Black-Scholes option-pricing model to determine the fair value of our freestanding derivative instruments. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. We also determined a fair value for our various embedded derivatives within our $600,000 Convertible Notes by using a layered, discounted, probability-weighted cash flow model. The assumptions used in both modeling techniques required significant management judgment and estimates of future fluctuation in stock price as well as changes in future interest rates. The reader should reference Note 5 in the "Notes to Consolidated Financial Statements" for further details in regards to our derivative liabilities.

Income Taxes -

The amount of income taxes recorded by us requires the interpretation of complex rules and regulations of various taxing jurisdictions throughout the world. We have recognized deferred tax assets and liabilities for all significant temporary differences, operating losses and tax credit carryforwards. We routinely assess the potential realization of our deferred tax assets and reduce such assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We routinely assess potential tax contingencies and, if required, establish accruals for such contingencies. The accruals for deferred tax assets and liabilities are subject to a significant amount of judgment by us and we review and adjust routinely our estimates based on changes in facts and circumstances. Although we believe our tax accruals are adequate, material changes in these accruals may occur in the future, based on the progress of ongoing tax audits, changes in legislation and resolution of pending tax matters.

Litigation -

An estimated loss from a loss contingency is recorded when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires the use of judgment as to the probability of the outcome and the amount. Many legal contingencies can take years to be resolved. An adverse outcome could have a material impact on our financial condition, operating results and cash flows.

ITEM 7 . FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SKRM Interactive, Inc.
Washington, DC

We have audited the accompanying consolidated balance sheet of SKRM Interactive, Inc. (a development stage company) as of March 31, 2007 and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended. The financial statements for the period August 19, 1999 (inception) through March 31, 2006, were audited by other auditors. The financial statements for the period August 19, 1999 (inception) through March 31, 2007, include total revenues and net loss of $0 and $8,224,398, respectively. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period August 19, 1999 (inception) through March 31, 2007, insofar as it relates to amounts for prior periods through March 31, 2006, is based solely on the report of other auditors. These financial statements are the responsibility of SKRM Interactive, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the audit report of the other auditors, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of SKRM Interactive, Inc. as of March 31, 2007, and the results of its operations and its cash flows for the year then ended and for the period from August 19, 1999 (inception) through March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated a deficit of $8,224,398 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its business activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

July 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Skreem Entertainment Corporation:

We have audited the accompanying consolidated balance sheet of Skreem Entertainment Corporation (the “Company”), a development stage company, as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2006 and 2005, and for the period from inception, August 19, 1999, through March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is in the development stage and has suffered recurring losses from operations and had a net capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management plans to continue funding the operation through an affiliate owned by a major shareholder of the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
June 20, 2006

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
March 31, 2007

March 31,
2007
ASSETS
Current assets
Cash and cash equivalents	$1,781
Note receivable, net of impairment allowance of $10,710	400,000
Deferred financing costs	11,438
Total current assets	413,219

Deferred financing costs, net of amortization of $2,806	75,756
Total assets	$488,975

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$154,410
Notes payable - shareholder	35,000
Due to affiliate	13,078
Derivative liabilities	1,396,245
Total current liabilities	1,598,733

Callable secured convertible notes payable net of unamortized discount of $600,000	7,194
Total liabilities	1,605,927

Shareholders' deficit
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-
Common shares - $0.001 par value; 50,000,000 authorized; 26,548,292 shares issued and outstanding	26,548
Additional paid - in capital	7,080,898
Deficit accumulated during the development stage	(8,224,398)
Total shareholders' deficit	(1,116,952)
Total liabilities and shareholders' deficit	$488,975

The accompanying notes are an integral part of these consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2007 and 2006 and for the period from August 19, 1999 (inception) through March 31, 2007

	Years Ended		Inception to
	March 31,	March 31,	March 31,
	2007	2006	2007

Expenses
General and administrative	$922,234	-	$922,234
Impairment of note receivable	10,701	-	10,701
Total expenses	932,935	-	932,935
Loss from operations	(932,935)	-	(932,935)

Other income (expense)
Interest income	10,701	-	10,701
Interest expense	(26,197)		(26,197)
Change in fair value of derivatives	(796,245)		(796,245)
Total other income (expense)	(811,741)	-	(811,741)
Loss from continuing operations	(1,744,676)	-	(1,744,676)

Discontinued operations
Loss from operations of subsidiary	(1,673,142)	(1,376,529)	(6,778,804)
Gain on disposal of subsidiary	299,082	-	299,082
Loss from discontinued operations	(1,374,060)	(1,376,529)	(6,479,722)

Net loss	$(3,118,736)	$(1,376,529)	$(8,224,398)
Basic and diluted loss per share
Continuing operations	$(0.07)	$-
Discontinued operations	$(0.05)	$(0.06)
Net loss	$(0.12)	$(0.06)

Weighted average shares outstanding	25,494,306	23,148,786

The accompanying notes are an integral part of these consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from August 19, 1999 (inception) through March 31, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common stock		Paid-In	Development	Shareholders
	Shares	Amount	Capital	Stage	Deficit
Balance at Inception, August 19,1999	-	$-	$-	$-	$-
Issuance of common stock	20,000	20	-	-	20
Net loss	-	-	-	(84,021)	(84,021)
Balance at December 31, 1999	20,000	20	-	(84,021)	(84,001)
Net loss	-	-	-	(230,879)	(230,879)
Balance at December 31, 2000	20,000	20	-	(314,900)	(314,880)
Net loss	-	-	-	(494,816)	(494,816)
Balance at December 31, 2001	20,000	20	-	(809,716)	(809,696)
Net loss	-	-	-	(384,590)	(384,590)
Balance at December 31, 2002	20,000	20	-	(1,194,306)	(1,194,286)
Reclassification of debt to equity	43,000	43	1,581,940	-	1,581,983
Net loss	-	-	-	(736,364)	(736,364)
Balance at December 31, 2003	63,000	63	1,581,940	(1,930,670)	(348,667)
Effect of issuance of common stock and recapitalization in a reverse acquisition transaction	25,943,925	25,944	(25,944)	-	-
Net loss	-	-	-	(205,994)	(205,994)
Balance at March 31, 2004	26,006,925	26,007	1,555,996	(2,136,664)	(554,661)
Proceeds from issuance of common stock	603,856	604	301,324	-	301,928
Cancellation of shares	(3,502,925)	(3,503)	3,503	-	-
Net loss	-	-	-	(1,592,469)	(1,592,469)
Balance at March 31, 2005	23,107,856	23,108	1,860,823	(3,729,133)	(1,845,202)
Proceeds from issuance of common stock	276,400	276	276,124	-	276,400
Stock issued for accounts payable	50,000	50	49,950	-	50,000
Stock issued for conversion of debt	1,050,000	1,050	1,048,950	-	1,050,000
Net loss	-	-	-	(1,376,529)	(1,376,529)
Balance at March 31, 2006	24,484,256	24,484	3,235,847	(5,105,662)	(1,845,331)
Proceeds from issuance of common stock	24,694	25	24,670	-	24,695
Stock issued for services	1,102,000	1,102	1,306,500	-	1,307,602
Stock issued for debt	817,342	817	1,838,204	-	1,839,021
Stock issued for investment	3,000,000	3,000	4,017,000	-	4,020,000
Stock rescinded relating to investment	(2,880,000)	(2,880)	(3,856,323)	-	(3,859,203)
Expenses paid by shareholder	-	-	515,000	-	515,000
Net loss	-	-	-	(3,118,736)	(3,118,736)
Balance at March 31, 2007	26,548,292	$26,548	$7,080,898	$(8,224,398)	$(1,116,952)

The accompanying notes are an integral part of these consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2007 and 2006, and for the period from August 19, 1999 (inception) through March 31, 2007

	Years Ended		Inception to
	March 31,	March 31,	March 31,
	2007	2006	2007
Cash Flows from Operating Activities
Net loss	$(3,118,736)	$(1,376,529)	$(8,224,398)
Loss on discontinued operations	1,374,060	1,376,529	6,479,722
Loss from continuing operations	(1,744,676)	-	(1,744,676)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of note receivable	10,701	-	10,701
Stock issued for services	692,650		692,650
Amortization of deferred financing costs	2,806	-	2,806
Accretion of discount on convertible notes	7,194	-	7,194
Change in fair value of derivatives	796,245	-	796,245
Changes in		-
Interest receivable	(10,701)	-	(10,701)
Accounts payable and accrued liabilities	154,408	-	154,408
Due to affiliate	13,078	-	13,078
Net cash used in operating activities	(78,295)	-	(78,295)
Cash Flows from Investing Activities
Investment in note receivable	(400,000)	-	(400,000)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	24,695	-	24,695
Proceeds from notes payable - shareholder	35,000	-	35,000
Proceeds from convertible notes payable	600,000	-	600,000
Debt issuance costs	(90,000)	-	(90,000)
Net cash provided by financing activities	569,695	-	569,695
Discontinued operations
Discontinued operating activities	(379,689)	(873,349)	(4,506,211)
Discontinued investing activities	(6,134)	(863)	(187,748)
Discontinued financing activities	233,821	884,400	4,604,340
Net cash provided by(used in) discontinued operations	(152,002)	10,188	(89,619)
Net increase (decrease) in cash and cash equivalents	(60,602)	10,188	1,781
Cash and cash equivalents
Beginning of period - continuing operations	-	-	-
Beginning of period - discontinued operations	62,383	52,195	-
End of period - continuing operations	$1,781	$-	$1,781
End of period - discontinued operations	$-	$62,383	$-

The accompanying notes are an integral part of these consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS OPERATIONS

SKRM Interactive, Inc., formerly Skreem Entertainment Corporation (“SKREEM”) was incorporated in Nevada on August 19, 1999. On November 30, 2006, SKREEM changed its name to SKRM Interactive, Inc.

Stanford Capital Corporation was incorporated in Delaware on June 11, 1992. In January 2004, Stanford acquired all of the common stock of SKREEM in exchange for 22,000,000 post reverse split shares of common stock. For reporting purposes, the merger between Stanford and SKREEM was treated as a reverse merger with SKREEM being considered the “accounting acquirer” and accordingly it assumed Stanford's reporting obligations with the SEC.

SKREEM was originally formed to promote, finance and manage artists and projects in the music industry and its business operations are located in the State of Florida. SKRM Interactive made a strategic decision to discontinue its operations in the music industry. On February 5, 2007, SKRM Interactive spun off its entertainment subsidiary, SKREEM. Each holder of SKRM Interactive's common stock as of November 30, 2006 received one share in SKREEM.

Because of the spin off the operations of SKREEM, results of operations of SKREEM in all periods presented are shown as discontinued operations.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, SKREEM. All significant inter-company balances and transactions, including inter-company profits and unrealized profits and losses are eliminated on consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

SKRM Interactive considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Note Receivable

SKRM Interactive loaned $400,000 to a company in Korea. The full amount was collected in April 2007. No accrued interest was recorded at March 31, 2007 because none was realized.

Deferred Financing Costs

SKRM Interactive incurred debt issuance costs of $90,000 in November 2006 associated with the issuance of convertible notes. These costs were capitalized as deferred loan costs and are being amortized over the life of the convertible notes using the effective interest method.

Derivative Instruments

SKRM Interactive accounts for all derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Derivative financial instruments are recorded as liabilities in the consolidated balance sheet and are measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, SKRM Interactive estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

SKRM Interactive utilizes the Black-Scholes option-pricing model to determine the fair value of its freestanding derivative instruments. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. We also determined a fair value for our various embedded derivatives within our convertible note by using a layered discounted probability-weighted cash flow model. The assumptions used in both modeling techniques required significant management judgment and estimates of future fluctuation in stock price as well as changes in future interest rates.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable and derivative liabilities. The fair values of our accounts receivable, accounts payable, notes payable and derivative liabilities, in our opinion, reflect their respective carrying amounts.

Discount on Debt

The fair value of warrants and derivatives are recorded as a reduction to the carrying amount of the related debt, and is amortized to operations over the term of such debt, with the initial offsetting entries recorded as warrant liability and derivative liability on the balance sheet. Upon the conversion of subordinated convertible notes payable into common stock, the pro rata portion of any related unamortized discount on debt is charged to operations.

Contingencies

We account for loss contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." Accordingly, when management determines that it is probable that an asset has been impaired or a liability has been incurred, we accrue our best estimate of the loss if it can be reasonably estimated. Our legal costs related to litigation are expensed as incurred.

Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

Discontinued Operations

SKRM Interactive has accounted for its spin-off of SKREEM as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share," we report basic loss per common share, which excludes the effect of potentially dilutive securities, and diluted loss per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive.

Share-Based Compensation

We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by EITF Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Impact of Recent Accounting Pronouncements

SKRM Interactive does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. SKRM Interactive sustained losses of $3,118,736 and $1,376,529 for the years ended March 31, 2007 and March 31, 2006, respectively. The Company had an accumulated deficit of $8,224,398 as of March 31, 2007. These factors raise substantial doubt about the ability of SKRM Interactive to continue as a going concern for a reasonable period of time. SKRM Interactive is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. No assurance can be given that SKRM Interactive y will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should SKRM Interactive be unable to continue as a going concern.

Note 4 - RECISSION OF INVESTMENT AND IMPAIRMENT AND RECOVERY OF LOAN RECEIVABLE

On November 20, 2006, SKRM Interactive purchased a 51% investment in Weaver Interactive, Inc., a company formed and existing in South Korea.

SKRM Interactive issued 3,000,000 common shares for 596,000 shares of Weaver stock. SKRM Interactive also agreed to loan Weaver up to $500,000 in cash whereby the principal plus 21% interest would accrue for two years and be payable in full at the due date and SKRM Interactive would also make a good faith deposit at the closing.

As part of the initial transaction, SKRM Interactive loaned Weaver $400,000, which was accounted for as a note receivable and accrued interest of $10,710. The principal of this note has subsequently been collected; however, SKRM Interactive has reported an allowance for impairment for the accrued interest as of March 31, 2007.

During March 2007, SKRM Interactive and Weaver rescinded the transaction. Weaver repaid the full $400,000 and returned 2,880,000 of the 3,000,000 common shares of SKRM Interactive. SKRM Interactive waived interest expense due on the loan and returned the 596,000 shares of stock in Weaver. SKRM Interactive expensed the 120,000 common shares kept by Weaver valued at $160,800, since the shares were provided to an individual for facilitating the original Stock Purchase Agreement with Weaver.

NOTE 5 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE AND WARRANTS

SKRM Interactive entered into a securities purchase agreement with four investors (“note holders”) on November 30, 2006, for the sale of (i) $1,000,000 in callable secured convertible notes and (ii) warrants to purchase 10,000,000 shares of common stock at an exercise price of $1.75 per share. On November 30, 2006, SKRM Interactive sold to the note holders $600,000 in callable secured convertible notes (“convertible notes”) and issued 10,000,000 warrants to purchase stock at an exercise price of $1.75 per share.

The convertible notes with the balance of $600,000 bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, provided that no interest shall be due and payable for any month in which the trading price is greater than $1.5875 for each trading day of the month. The convertible notes mature three years from the date of issuance, and are convertible into common stock at the note holders' option, at 50% of the average of the three lowest trading price for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date; however, such percentage shall increase to 55% upon the filing of a registration statement registering the shares underlying the convertible notes by the appropriate deadline and shall increase to 60% if such registration statement becomes effective on or before the effectiveness deadline. The note holders are not permitted to convert all or part of the outstanding balance if the trading volume weighted average price of the common stock for the thirty days prior to conversion is below the initial market price of $1.27. Accordingly, there is no limit to the number of shares into which the convertible notes may be converted. The convertible notes are secured by substantially all of SKRM Interactive's assets.

The warrants are exercisable for a period of 7 years from the date of issuance and have an exercise price of $1.75 per share. In addition, the conversion price of the convertible notes and exercise price of the warrants will be adjusted in the event that SKRM Interactive issues common stock at a price below the initial fixed conversion price. The conversion price of the convertible notes and exercise price of the warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would other wise result in dilution of the note holders' position.

The convertible note agreement restricts the note holders' ability to convert their convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the note holders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes.

SKRM Interactive gave the note holders registration rights to the shares issuable in connection with the convertible notes pursuant to a Registration Rights Agreement dated November 30, 2006. The Registration Rights Agreement required SKRM Interactive to file a Registration Statement with the Securities and Exchange Commission (“SEC”) within 30 days of the Closing Date. Additionally, under the Registration Rights Agreement, SKRM Interactive agreed to give its best efforts to obtain effectiveness of the Registration Statement within 120 days of the Closing Date. If SKRM Interactive does not file the Registration Statement within 30 days of Closing Date or obtain effectiveness of this Registration Statement within 120 days of the Closing Date then SKRM Interactive agrees to pay to the note holders, as partial relief for damages, an amount equal to 2% per month of the outstanding principal amount. As a result of Amendment No. 1 to the Registration Rights Agreement dated December 19, 2006, the date by which SKRM Interactive was to file a Registration Statement covering all the securities issuable in connection with the convertible notes has been extended from within 30 days to within 60 days, or January 29, 2007. Additionally, the number of days to obtain effectiveness of the Registration Statement has been extended as well from within 120 days to within 150 days, or April 29, 2007. As of the date of this filing, SKRM Interactive has not filed a Registration Statement with the SEC. SKRM Interactive plans to file the statement by August 31, 2007 and estimates the effective date will be approximately 90 to 120 days later.

In December 2006, FASB STAFF POSITION No. EITF 00-19-2 Accounting for Registration Payment Arrangements was issued with guidance for the accounting of any future payments required by the Registration Rights Agreement in regards to the timely filing and effectiveness of the Registration Statement with the SEC. This FSP specifies that the contingent obligation should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. As of the date of this filing, SKRM Interactive has not filed a Registration Statement with the SEC and has accrued a contingent liability of $72,000 as partial relief for damages to the note holders.

If certain events of default were to occur under the convertible notes, the note holders may at their option, demand repayment in full of all obligations and liabilities owed by SKRM Interactive under the convertible notes, Securities Purchase Agreement and any Related Agreement and may require SKRM Interactive to immediately pay 140% of the principal amounts outstanding under the convertible notes, plus any accrued and unpaid interest.

At June 30, 2007, there has been an event of default (failure to timely file registration statement within 45 days). However, SKRM Interactive has not received any demands of repayment and this event of default does not require SKRM Interactive to pay 140% of the principal amounts outstanding plus any accrued and unpaid interest.

SKRM Interactive incurred debt issuance costs of $90,000 associated with the issuance of the convertible notes. These costs were capitalized as deferred loan costs and are being amortized over the life of the convertible notes using the effective interest method. Total amortization expense related to the deferred financing costs was $2,806 for the year ended March 31, 2007.

Single Compound Embedded Derivative within Convertible Note

SKRM Interactive analyzed the convertible notes and the warrants for derivative financial instruments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The convertible notes are hybrid instruments which contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract. The single compound embedded derivative features include the conversion feature with the convertible notes, the interest rate adjustment, maximum ownership and default provisions. SKRM Interactive valued the compound embedded derivatives based on a probability weighted discounted cash flow model. The value at inception of the single compound embedded derivative liability was $139,286 and was bifurcated from the debt host contract and recorded as a derivative liability. The discount on the debt associated with this derivative liability has been combined with the discount associated with the derivative liability generated by the warrants addressed below and amortized as a single discount using the effective interest method.

The compound embedded derivative liability was measured at fair value again at March 31, 2007 and the change in fair value was recorded as a gain in the amount of $112,076 in the consolidated statement of operations.

Probability-Weighted Expected Cash Flow Methodology -
Assumptions: Single Compound Embedded Derivative within Convertible Note

	At Inception	As of
Description	November 30, 2006	March 31, 2007

Risk - free interest rate	4.52%	4.54%
Default status	5.00%	10.00%
Alternative financing available and exercised	0.00%	1.00%
Trading volume, gross monthly monthly rate increase	1.00%	1.00%
Annual growth rate of stock price	24.00%	21.76%
Future projected volatility	46.00%	100.00%

Warrants

The stock purchase warrants (“warrants”) are freestanding derivative financial instruments which were valued using the Black-Scholes method. The fair value of the derivative liability was recorded at $7,633,008 at inception on November 30, 2006. The remaining value of $7,172,294 was expensed at inception to “Change in fair value of derivatives” since the total discounts to the convertible notes exceeded the notional balance of the convertible notes.

The discount on the notes resulting from this derivative liability associated with the warrants has been combined with the discount on the notes associated with the derivative liability generated by the convertible debt addressed above and amortized as a single discount using the effective interest method.

The warrants were marked to market at March 31, 2007 and the change in fair value was recorded as a gain in the amount of $6,263,973 in the consolidated statement of operations.

Variables used in the Black-Scholes option-pricing model include (1) 4.52% to 4.58% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 66.58% to 119.82% and (4) zero expected dividends.

The combined discount for the derivatives is being accreted to interest expense using the effective interest method over the life of the convertible notes (36 months). No accretion expense was recorded since the amount was insignificant for the year ended March 31, 2007

Accretion expense recognized on the combined discounts for the year ended March 31, 2007 amounted to $7,194.

Derivative Liabilities

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet is presented below. The change in fair value of the derivative liabilities from November 30, 2006 to March 31, 2007 is reflected in the Statement of Operations in “Change in fair value of derivatives.”

Description	November 30, 2006	March 31, 2007

Derivative liability-single compound embedded derivatives within the convertible notes	$139,286	$27,210
Derivative liability-warrants	7,633,008	1,369,035

Total	$7,772,294	$1,396,245

The following summarizes the financial presentation of the convertible notes at inception and March 31, 2007:

	At inception
Description	November 30, 2006	March 31, 2007

Convertible notes principal	$600,000	$600,000
Adjustments
Discount for single compound embedded Derivatives within the convertible notes and warrants	(600,000)	(592,806)

Convertible notes balance, net	$-	$7,194

Both the embedded and freestanding derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded as either a gain or loss in the income statement.

Future payments under outstanding notes payable at the principal balance of $600,000 as of March 31, 2007 are as follows:

Future
For the years ending March 31,	Payments
2008	$-
2009	600,000
Total	$600,000

Note 6 - DISCONTINUED OPERATIONS

SKRM Interactive has reflected the results of operations of SKREEM in its Consolidated Statement of Operations as “Discontinued operations” for the years ended March 31, 2007 and 2006.

The components of discontinued operations are as follows:

		February 5,
	March 31,	2007	March 31,
	2007	Spin Off Date	2006

Revenue	$-	$34,362	$64,937
Revenue - related party	-	127,200	-
Total revenue	-	161,562	64,937
Operating expenses	-	952,793	914,499
General and administrative expenses	-	828,926	357,598
Total expenses	-	1,781,719	1,272,097
Loss from operations	-	(1,620,157)	(1,207,160)
Interest expense	-	(52,985)	(169,369)
Net loss from discontinued operations	(1,673,142)	(1,673,142)	(1,376,529)
Gain on spin off of discontinued operations	299,082	299,082	-
Total discontinued operations	$(1,374,060)	$ $(1,374,060)	$(1,376,529)

Assets and liabilities of the discontinued operations were reported as net assets and net liabilities of discontinued operations and transferred to SKREEM as of the effective spin off date of February 5, 2007.

February 5,
2007
Current assets of discontinued operations	Spin Off Date
Cash	$4,104
Related party receivable	5,158
Total current assets of discontinued operations	9,262
Non-current assets of discontinued operations
Property and equipment, net	4,581
Total assets of discontinued operations	$13,843

Current liabilities of discontinued operations
Accounts payable and accrued liabilities	$143,552
Related party payable	9,254
Deferred revenue	24,298
Notes payable - shareholder	135,821
Total liabilities of discontinued operations	312,925

Net liabilities of discontinued operations transferred in spin off to SKREEM	$299,082

Note 7 - NOTES PAYABLE - RELATED PARTIES

Shareholder

During the quarter ended March 31, 2007, Jeffrey D. Martin, a major stockholder loaned SKRM $35,000 in the form of a promissory note. The note is payable on demand and bears interest at the rate of 8%. Interest on the notes begins to accrue on April 1, 2007. The note is secured by the assets of SKRM Interactive.

Note 8 - WARRANTS

Activity for year ended March 31, 2007	Warrants
Outstanding, beginning of year	-
Granted	10,000,000
Exercised	-
Expired or cancelled	-
Outstanding, end of year	10,000,000
Exercisable, end of year	10,000,000
Available for grant, end of year	-

The weighted average warrant exercise price information for the year ended March 31, 2007 is as follows:

Activity for year ended March 31, 2007	Warrants
Outstanding, beginning of year	$-
Granted	$1.75
Exercised	$-
Expired or cancelled	$-
Outstanding, end of year	$1.75
Exercisable, end of year	$1.75
Available for grant, end of year	$-

Significant warrant groups outstanding at March 31, 2007 and related weighted average exercise price and remaining life information are as follows:

	Remaining	Warrants	Weighted	Exercise
Grant date	life	Outstanding	Warrants	Price

November 30, 2006	6.67 years	10,000,000	10,000,000	$1.75

On November 30, 2006, SKRM Interactive issued 10,000,000 warrants to purchase stock at an exercise price of $1.75 per share to its convertible note holders.

Note 9 - STOCKHOLDERS’ EQUITY

During the Year ended March 31, 2006:

SKRM Interactive received cash proceeds of $276,400 from the issuance of 276,400 shares of common stock.

On March 30, 2006, SKRM Interactive converted a remaining $50,000 note payable to Market Management to 50,000 shares of common stock.

On March 29, 2006, SKRM Interactive converted $1,050,000 of notes payable to Jeffery D. Martin to 1,050,000 shares of common stock.

During the Year ended March 31, 2007:

SKRM Interactive issued 817,342 shares of common stock for the conversion of related party debt of $1,839,021 to equity.

SKRM Interactive also issued through out the year 1,102,000 shares of common stock valued at $1,307,602 to different vendors for services preformed for SKRM Interactive.

SKRM Interactive received cash proceeds of $24,695 from the issuance of 24,694 shares of common stock.

In November 2006, SKRM Interactive issued 3,000,000 shares of common stock with a value of $4,020,000 as part of a Stock Purchase Agreement with Weaver Interactive, Inc. This stock transaction was later rescinded and 2,880,000 shares of common stock were returned to the Company in April 2007 with a fair value of $3,859,203. The fair value of the shares was determined using a 10 day average of its market closing price prior to and for the closing day of November 20, 2006 or $1.34 per share. The share price of $1.34 was used to value both the initial issuance of common stock and the rescinding of the shares.

General operating expenses of $515,000 were paid for by a major shareholder and a credit to additional paid-in capital was made to reflect the shareholders contribution.

Note 10 - INTEREST EXPENSE

The following table set forth a breakdown of the interest expense for the years ended March 31, 2007 and 2006, respectively.

	2007	2006
Amortization of deferred financing costs	$2,806	$-
Accretion of discount on convertible notes	7,194
Interest expense on convertible notes	16,197	-
Interest expense	$26,197	$-

Note 11 - Change in fair value of derivatives

The following table sets forth a breakdown of the “Change in fair value of derivatives” in the consolidated statement of operations for the years ended March 31, 2007 and 2006, respectively.

For the years ended March 31,	2007	2006
Derivative liability - single compound embedded derivatives	$112,076	$-
Derivative liability - warrants	6,263,973	-
Initial loss on derivatives at inception	(7,172,294)	-
Change in fair value of derivatives	$(796,245)	$-

Note 12 - INCOME TAX

For the years ended March 31, 2007 and 2006, there were no provisions for income taxes and deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

As of March 31, 2007, SKRM Interactive has net operating loss carryforwards of $948,431. The carryforwards begin to expire in the year 2026. SKRM Interactive's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code. The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.

Significant components of SKRM Interactive's deferred tax asset at March 31, 2007 are as follows:

Description	Amount
Net operating loss carryforwards	$322,467
Less: Valuation allowance	(322,467)
Net deferred tax asset	-

Note 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest and Income Taxes Paid

During the twelve months ended March 31, 2007 and 2006, $2,945 and $35,780 was paid for interest, respectively. All interest paid is related to discontinued operations. No interest was paid related to continuing operations. No cash was paid for income taxes during either of these periods.

Non-cash Disclosures

During the year ended March 31, 2007, SKRM Interactive issued 817,342 shares of common stock for the conversion of related party debt of $1,839,021 to equity.

During the year ended March 31, 2007, SKRM Interactive recorded an initial discount on the convertible notes payable with an offset to derivative liabilities of $600,000.

In November 2006, SKRM Interactive issued 3,000,000 shares of common stock with a value of $4,020,000 as part of a Stock Purchase Agreement with Weaver Interactive, Inc. This stock transaction was later rescinded (see Note - 4) and 2,880,000 shares of common stock were returned to SKRM Interactive in April 2007 with a fair value of $3,859,203.

Note 14 - CONSULTING AGREEMENT

On November 15, 2006, SKRM Interactive hired International Capital Investors, LLC under a one-year agreement to do research, market review, and advising it with regards to potential mergers and acquisitions for 150,000 shares of common stock valued at $208,500.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 1, 2006, Ham, Langston & Brezina, L.L.P. notified the Registrant that it would be resigning its position as the Company's independent accountants.

The audit report of Ham, Langston & Brezina, L.L.P., on June 20, 2006, for the year ended March 31, 2006 contained no adverse opinion, disclaimer of opinion or modification of the opinion other than Ham, Langston & Brezina, L.L.P. did qualify its opinion and stated its substantial doubt about the Company's ability to continue as a going concern.

In connection with its audit for the most recent fiscal year and the interim period until the date of dismissal , there were no disagreements with Ham, Langston & Brezina, L.L.P. on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Ham, Langston & Brezina, L.L.P. would have caused them to make reference thereto in their report on the financial statements

On September 5, 2006, the Registrant engaged Malone & Bailey, PC to audit its financial statements for the year ended March 31, 2007. During the two most recent fiscal years and through June 30, 2006, the Registrant had not consulted with Malone & Bailey, PC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written report or oral advice was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filling date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities because of errors in recording debt and related derivative liabilities as well as share-based comensation.

(b) Our Independent Accountants have recommended that we adjust our books and records and revised Financial Statement disclosures to indicate that our controls were ineffective. We plan on implementing within the next fiscal quarter the adjustments to the procedures for recording financial transactions and tracking of expenses to rectify the ineffective of our controls.

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

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of June 27, 2007, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Title	Director or Officer Since

Charles Camorata	51	President, Chief Executive	01-31-04
		Officer and Director
Karen Pollino	54	Secretary / Treasurer	01-31-04
		and Director

The following is the business background of each officer and director:

Charles Camorata. Mr. Camorata was a founder of and has been employed by the Company since August 1999 and was appointed Chief Executive Officer and director of the Company on January 31, 2004. From 1980-1999 he was the owner and president of Camorata Productions, Inc. an entity which composed, arranged and produced music as well as designed audio and visual systems for theme parks and recording studios. He has composed and published 35 musical arrangements.

Karen Pollino. Ms. Pollino joined the Company in August 1999 and was appointed Secretary/Treasurer and director of the Company January 31, 2004. From 1997 to 1999, Ms. Pollino was employed by Martin Consultants, Inc. as Secretary/Treasurer. From 1990 to 1997 she was employed by Sorex Medical of Salt Lake City where she had oversight responsibility of purchasing and customer service.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2006, the end of the Company’s last completed fiscal year):

Name	Fiscal Year	Compensation
Charles Camorata	2007
Charles Camorata	2006	$50,000
Charles Camorata	2005	$50,000
Kevin Monson *	2004	None

* Resigned on January 31, 2004

Cash Compensation

There was no cash compensation, other than the $50,000 compensation to Charles Camorata paid to any director or executive officer of the Company during the fiscal years ended March 31, 2007, 2006, and 2005.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans.

None.

Pension Table

None.

Other Compensation

None.

Compensation of Directors.

None.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or change in the person’s responsibilities following a changing in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 1, 2006 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 29,148,294 issued and outstanding shares of the Company’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name of	Amount and Nature	Percentage
Class	Beneficial Owner	of Beneficial Ownership (1)	of Class
OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common	Charles Camorata	200,000	0.06%
Common	Karen Pollino	200,000	0.06%
Common	Jeffrey Martin (1)	22,650,156	77.7%

All officers and Directors as a Group

(2) Persons	400,000	1.1%

(1) Includes shares owned by Martin Consultants, Inc. and Am-Pac Investments.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the Year ended March 31, 2006:

The Company received cash proceeds of $276,400 from the issuance of 276,400 shares of common stock.

On March 30, 2006, the Company converted a remaining $50,000 note payable to Market Management to 50,000 shares of common stock.

On March 29, 2006, the Company converted $1,050,000 of notes payable to Jeffery D. Martin to 1,050,000 shares of common stock.

During the Year ended March 31, 2007:

The Company issued 817,342 shares of common stock for the conversion of related party debt of $1,839,021 to equity.

The Company also issued through out the year 1,102,000 shares of common stock valued at $1,307,602 to different vendors for services preformed for the Company.

The Company received cash proceeds of $24,695 from the issuance of 24,694 shares of common stock.

In November 2006, SKRM issued 3,000,000 shares of common stock with a value of $4,020,000 as part of a Stock Purchase Agreement with Weaver Interactive, Inc. This stock transaction was later rescinded (see Note - 4) and 2,880,000 shares of common stock were returned to the Company in April 2007 with a fair value of $3,859,203. The fair value of the shares was determined using a 10 day average of its market closing price prior to and for the closing day of November 20, 2006 or $1.34 per share. The share price of $1.34 was used to value both the initial issuance of common stock and the rescinding of the shares.

General operating expenses of $515,000 were paid for by a major shareholder and a charge to additional paid-in capital was made.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

	2007		2006
Audit Fees		$38,515	$10,000
Audit and Related Fees			10,500
Tax Fees			-
All Other Fees			-

Total	$		$20,500

(1) Audit fees consist of fees billed for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SKMI Interactive, Inc.

Date: June 27, 2007	By	/s/ Charles Camorata
Charles Camorata, Principal Executive Officer

Date: June 27, 2007	By	/s/ Karen Pollino
Karen Pollino,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles Camorata	Principal Executive Officer, Director	June 27, 2007
Charles Camorata

/s/ Karen Pollino	Chief Financial Officer, Director	June 27, 2007
Karen Pollino