Form 10QSB
period 2007-06-30
SKRM Interactive, Inc.
filed 2007-08-14
CIK 925661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 0-22236

SKRM Interactive, Inc.
(formerly SKREEM Entertainment Corp.)

-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware	33-0565710
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

11637 Orpington Street, Orlando, Florida 32817
(Address of principal executive offices)

(407) 207-0400
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year,if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such sorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act). Yes ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	26,548,292	July 25, 2007

TABLE OF CONTENTS

SKRM Interactive, Inc.
(formerly SKREEM Entertainment Corp.)

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Unaudited Consolidated Balance Sheet - as of June 30, 2007 and March 31, 2007	3

	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006 and for the period from inception, August 19, 1999, to June 30, 2007	4

	Unaudited Consolidated Statement of Changes in Shareholders' Deficit for the period from inception, August 19, 1999, to June 30, 2007	5

	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2007 and 2006 and for the period from inception, August 19, 1999, to June 30, 2007	6

	Notes to the Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	11

Part II. Other Information

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and March 31, 2007

	June 30, 2007	March 31, 2007

ASSETS

Current assets:
Cash and Cash equivalents	$397	$1,781
Due from affiliate	14,123	-
Note receivable, net of impairment allowance of $0 and $10,710	-	400,000
Deferred financing costs	14,427	11,438
Total current assets	28,947	413,219

Deferred financing costs, net of amortization of $4,752 and $2,806	70,821	75,756
Total assets	$99,768	$488,975

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$145,395	$154,410
Derivative liabilities	1,870,209	1,396,245
Notes payable - shareholder	8,500	35,000
Due to affiliate	-	13,078
Total current liabilities	2,024,104	1,598,733
Callable secured convertible notes payable net of unamortized discount of $588,720 and $592,806	11,280	7,194
Total liabilities	2,035,384	1,605,927
Shareholders' deficit:
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 50,000,000 authorized; 26,548,292 shares issued and outstanding	26,548	26,548
Additional paid - in capital	7,080,898	7,080,898
Deficit accumulated during the development stage	(9,043,062)	(8,224,398)
Total shareholders' deficit	(1,935,616)	(1,116,952)
Total liabilities and shareholders' deficit	$99,768	$488,975

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months
Ended June 30, 2007 and 2006 and for the Period From Inception, August 19, 1999,
to June 30, 2007

	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2007	2006	2007
Expenses
General and administrative	$325,629	-	$1,247,863
Impairment of note receivable	-	-	10,701
Total expenses	325,629	-	1,258,564
Loss from operations	(325,629)	-	(1,258,564)

Other income (expense)
Interest income	-	-	10,701
Interest expense	(19,071)	-	(45,268)
Change in fair value of derivatives	(473,964)	-	(1,270,209)
Total other income/(expense)	(493,035)	-	(1,304,776)
Loss from continuing operations	(818,664)	-	(2,563,340)
Discontinued operations
Loss from operations of subsidiary	-	(433,538)	(6,778,804)
Gain on disposal of subsidiary	-	-	299,082
Loss from discontinued operations	-	(433,538)	(6,479,722)
Net loss	$(818,664)	$(433,538)	$(9,043,062)

Weighted Average Shares Outstanding - basic and diluted	26,548,292	24,612,455
Basic and diluted loss per share
Continuing Operations	$(0.03)	$-
Discontinued Operations	$-	$(0.02)
Net Loss	$(0.03)	$(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from inception, August 19, 1999, to June 30, 2007

			Additional	During the	Losses
	Common Stock		Paid-In	Development	Accumulated
	Shares	Amount	Capital	Stage	Total

Balance at Inception, August 19,1999	-	$-	$-	$-	$-
Issuance of common stock	20,000	20	-	-	20
Net loss	-	-	-	(84,021)	(84,021)
Balance at December 31, 1999	20,000	20	-	(84,021)	(84,001)
Net loss	-	-	-	(230,879)	(230,879)
Balance at December 31, 2000	20,000	20	-	(314,900)	(314,880)
Net loss	-	-	-	(494,816)	(494,816)
Balance at December 31, 2001	20,000	20	-	(809,716)	(809,696)
Net loss	-	-	-	(384,590)	(384,590)
Balance at December 31, 2002	20,000	20	-	(1,194,306)	(1,194,286)
Reclassification of debt to equity	43,000	43	1,581,940	-	1,581,983
Net loss	-	-	-	(736,364)	(736,364)
Balance at December 31, 2003	63,000	63	1,581,940	(1,930,670)	(348,667)
Effect of issuance of common stock and recapitalization in a reverse acquisition transaction	25,943,925	25,944	(25,944)	-	-
Net loss	-	-	-	(205,994)	(205,994)
Balance at March 31, 2004	26,006,925	26,007	1,555,996	(2,136,664)	(554,661)
Proceeds from issuance of common stock	603,856	604	301,324	-	301,928
Cancellation of shares	(3,502,925)	(3,503)	3,503	-	-
Net loss	-	-	(1,592,469)	(1,592,469)
Balance at March 31, 2005	23,107,856	23,108	1,860,823	(3,729,133)	(1,845,202)
Proceeds from issuance of common stock	276,400	276	276,124	-	276,400
Stock issued for accounts payable	50,000	50	49,950	-	50,000
Stock issued for conversion of debt	1,050,000	1,050	1,048,950	-	1,050,000
Net loss	-	-	-	(1,376,529)	(1,376,529)
Balance at March 31, 2006	24,484,256	24,484	3,235,847	(5,105,662)	(1,845,331)
Proceeds from issuance of common stock	24,694	25	24,670	-	24,695
Stock issued for services	1,102,000	1,102	1,306,500	-	1,307,602
Stock issued for debt	817,342	817	1,838,204	-	1,839,021
Stock issued for investment	3,000,000	3,000	4,017,000	-	4,020,000
Stock rescinded relating to investment	(2,880,000)	(2,880)	(3,856,323)	-	(3,859,203)
Expenses paid by shareholder	-	-	515,000	-	515,000
Net loss	-	-	-	(3,118,736)	(3,118,736)
Balance at March 31, 2007	26,548,292	26,548	7,080,898	(8,224,398)	(1,116,952)
Net loss	-	-	-	(818,664)	(818,664)
Balance at June 30, 2007	26,548,292	$26,548	$7,080,898	$(9,043,062)	$(1,935,616)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months
Ended June 30, 2007 and 2006 and for the Period From Inception, August 19, 1999,
to June 30, 2007

	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2007	2006	2007

Cash Flows from Operating Activities:
Net loss	$(818,664)	$(433,538)	$(9,043,062)
Loss on discontinued operations	-	433,538	6,479,722
Loss from continuing operations	(818,664)	-	(2,563,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of loan receivable	-	-	10,701
Stock issued for services	-	-	692,650
Amortization of deferred financing costs	1,946	-	4,752
Accretion of discount on convertible notes	4,086	-	11,280
Change in fair value of derivatives	473,964	-	1,270,209
Changes in
Accounts payable and accrued liabilities	(9,015)	-	145,393
Due to affiliate	(27,201)	-	(14,123)
Interest receivable	-	-	(10,701)
Net cash used in operating activities	(374,884)	-	(453,179)
Cash Flows from Investing Activities
Investment in note receivable	-	-	(400,000)
Proceeds from note receivable	400,000	-	400,000
Net cash provided by investing activities	400,000	-	-
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	24,695
Proceeds from notes payable - shareholder	8,500	-	43,500
Proceeds from convertible notes payable	-	-	600,000
Payments on notes payable - shareholder	(35,000)	-	(35,000)
Debt issuance costs	-	-	(90,000)
Net cash provided by financing activities	(26,500)	-	543,195
Discontinued operations
Discontinued operating activities	-	(139,230)	(4,506,211)
Discontinued investing activities	-	(373)	(187,748)
Discontinued financing activities	-	84,695	4,604,340
Net cash provided by (used in) discontinued operations	-	(54,908)	(89,619)
Net increase (decrease) in cash and cash equivalents	(1,384)	(54,908)	397

Cash and cash equivalents
Beginning of period - continuing operations	1,781	-	-
Beginning of period - discontinued operations	-	62,383	-
End of period - continuing operations	$397	$-	$397
End of period - discontinued operations	$-	$7,475	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SKRM Interactive, Inc. formerly SKREEM ENTERTAINMENT CORPORATION have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. Management believes that all adjustments have been made to the financial statements as are necessary to the fair statement of the results of the interim period. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. SKRM Interactive sustained losses of $818,664 and $433,538 for the three months ended June 30, 2007 and June 30, 2006, respectively. The Company had an accumulated deficit of $9,043,062 as of June 30, 2007. These factors raise substantial doubt about the ability of SKRM Interactive to continue as a going concern for a reasonable period of time. SKRM Interactive is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. No assurance can be given that SKRM Interactive will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should SKRM Interactive be unable to continue as a going concern.

Note 3 - REGISTRATION RIGHTS AGREEMENT

The Company has not filed its Registration Statement with the SEC as of the date of this filing. Since the Company has not been able to file its Registration Statement in a timely manner, the Company has recorded a liability of $84,000. The liability represents the Company’s obligation under its registration rights agreement to its note holders as partial relief for damages. The Company has included in the consolidated statement of operations the expense of $36,000 within its general and administrative expenses for the three months ended June 30, 2007. The liability of $84,000 will continue to increase by approximately $12,000 each month until the Registration Statement becomes effective or the note holders are paid in full. The Company may pay the obligation in cash or in common stock. If the payment is made in common stock, the Company is required to use the conversion rate of $1.27. The Company plans to file its Registration Statement with the SEC by August 31, 2007.

Note 4 - DERIVATIVE LIABILITES

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet is presented below. The change in fair value of the derivative liabilities from March 31, 2007 to June 30, 2007 is reflected as either a gain or loss in the consolidated statement of operations.

Description	June 30, 2007	March 31, 2007
Derivative liability - single compound embedded derivatives Within the convertible notes	$26,319	$27,210
Derivative liability - warrants	1,843,890	1,369,035

Total	$1,870,209	$1,396,245

Derivative Liability - Single Compound Embedded Derivatives within Convertible Notes

SKRM Interactive, Inc. valued the single compound embedded derivatives within the convertible notes based on a probability weighted discounted cash flow model. The value at inception of the single compound embedded derivative liability was $139,286 and was bifurcated from the debt host contract and recorded as a derivative liability.

The compound embedded derivative liability was measured at fair value again at June 30, 2007 and the change in fair value was recorded as a gain in the amount of $891 in the consolidated statement of operations.

The assumptions used within the model are included below:

Probability-Weighted Expected Cash Flow Methodology - Assumptions: Single Compound Embedded Derivative within Convertible Note

Description	June 30, 2007	March 31, 2007
Risk-free interest rate	4.89%	4.54%
Default status	10.00%	10.00%
Alternative financing available and exercised	1.00%	1.00%
Trading volume, gross monthly rate increase	1.00%	1.00%
Annual growth rate of stock price	22.05%	21.76%
Future projected volatility	125.85%	100.00%

Derivative Liabilities - Warrants

The warrants were valued at June 30, 2007 for $1,843,890 and the change in fair value was recorded as a loss in the amount of $474,855 in the consolidated statement of operations.

Black-Scholes Option Pricing Model Assumptions -

Description	June 30, 2007	March 31, 2007
Risk-free interest rate	4.96%	4.58%
Expected warrant life	6.42 years	6.67 years
Expected volatility	141.90%	119.82%
Dividends	none	none
Exercise pricing reset probability	10%	-

The Company felt it was necessary to consider a possible reset of its exercise price for the warrants due the probability of the Company issuing new debt with additional equity or derivative instruments. The issuance of new debt could trigger a reset price for the warrants from an exercise price of $1.75 to $0.20. The Company has placed a probability of this event occurring at 10%.

Note 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the three months ended June 30, 2007, the Company paid $100 in interest expense and $0 in income taxes and had no non-cash transactions.

The Company paid $0 interest expense and $0 in income taxes for the three months ended June 30, 2006.

The Company has included in its discontinued operations for the three months ended June 30, 2006, a one-year agreement with Hobson, Bowersock, & Associates, LLC (HLB) in which HLB prepared and implemented a promotional campaign for the Company. The Company issued 250,000 shares of common stock and recorded $250,000 in advertising expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

Plan of Operation

On February 5, 2007, we spun off our wholly owned subsidiary SKREEM Entertainment Corporation (“SKREEM”) whose business was to find and manage artists in the music industry.

We currently have a Letter of Intent to acquire 75% of the stock of Sector 10 Services USA, Inc. (“Sector 10”), a Washington corporation, for 50,000,000 newly issued shares and 15,000,000 issued and outstanding shares owned by Jeffery Martin, a major shareholder.

Sector 10 seeks to become the leading provider of pre-deployed emergency life response equipment across all major US cities. Sector 10 is the exclusive provider of Pericles LogiX System in the United States. Sector 10’s core focus is on the first response solutions, utilizing two lines of patented products, Mobile Response United (“MRU”) and Stationary Response Units (“SRU”).

As of July 31, 2007, Sector 10 expects to complete its audit within 30 days as required by the Letter of Intent and SKRM expects to close the transaction 30 days thereafter.

GOING CONCERN

Our notes to the consolidated financial statements disclose that the cash flow of the Company has been absorbed in operating activities and has incurred net losses for the three months, and have a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements.

Results of Operations for the Three Months Ended June 30, 2007 as Compared to the Three Months Ended June 30, 2006

Revenues -

The Company’s had no revenues for the three months ended June 30, 2007; however, we are actively pursuing opportunities for revenue growth in the near future.

We do not have revenue relating to SKRM for the three months ended June 30, 2006. Our discontinued operations had revenues of $66,695 which were comprised of revenue from licensing agreements and sales of records for this same period.

Operating Expenses -

SKRM had no operating expenses for the three months ended June 30, 2007 and 2006, respectively.

Our discontinued operations had operating expenses of $323,105 for the three months ended June 30, 2006. The operating expenses related to the support of our artists touring in Germany and other countries.

General and Administrative Expenses -

General and administrative expenses were $325,629 for the three months ended June 30, 2007. These expenses are made up in large part by compensation expense to a major shareholder of $234,897, accounting fees of $43,873, consulting and professional fees of $24,845 and additional expense relating to our 2% penalty for the late filing of our registration statement.

General and administrative expenses were $0 for the three months ended June 30, 2006. Our discontinued operations had general and administrative expenses of $149,352 which were mainly attributed to salaries, professional fees and delivery expenses.

Interest Expense -

Interest expense for the three months ended June 30, 2007 was $19,071. The interest expense is comprised of $1,946 of amortization of deferred financing costs, $4,086 of accretion of debt discount, $12,939 relating to the convertible notes payable and $100 relating to a notes payable to a major shareholder.

Interest expense for the three months ended June 30, 2006 was $0 for SKRM. Our discontinued operations had interest expense of $27,776 which was attributed to interest due on our notes payable during this period.

Change in Fair Value of Derivatives

The change in fair value of our derivatives for the three months ended June 30, 2007 was a loss of $473,964. The loss is comprised of (a) the fair value of our single compound embedded derivatives within the convertible notes decreased in value by $891, and (b) the fair value of our warrants increased by $474,855, with a net change of $473,964 for the period. Our warrants increased in value due to a change in one of our assumptions within the valuation model. We felt it was necessary to consider a possible reset of the exercise price of the warrants due to a small possibility of the Company issuing new debt with additional equity or derivative instruments.

The change in fair value of our derivatives for the three months ended June 30, 2006 was $0. We did not have any embedded or freestanding derivatives during this period. Our discontinued operations also did not have any embedded or freestanding derivatives during this same period.

Discontinued Operations

Our discontinued operations are only reflected in the three months ended June 30, 2006. The discontinued operations for our wholly owned subsidiary SKREEM Entertainment Corporation (“SKREEM”) had a net loss of $433,538 for the three months ended June 30, 2006. SKREEM’s core business was to find and management artist in the music industry. SKREEM was spun-off on February 5, 2007 into its own separate and distinct company.

Liquidity and Capital Resources

As of June 30, 2007, SKRM had cash of $397 and a deficit in working capital of $1,995,157 and we believe this is not sufficient to meet our working capital requirements for the coming year.

We have financed our operations almost exclusively through the sale of our common shares to investors and borrowers. We expect to finance operations through the sale of equity in the foreseeable future as we receive minimal revenue from our current business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

We anticipate that up to $375,000 of additional working capital will be required over the next 9 months to meet our budgeted needs for the current fiscal year. We do not have sufficient cash on hand to meet these anticipated obligations.

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

Total Assets -

SKRM currently has $99,768 in total assets as of June 30, 2007. Our total assets are comprised of (a) $397 in cash, (b) $14,123 due from our affiliate and (c) $85,248 of deferred financing costs.

Total Liabilities -

SKRM currently has $2,035,384 in total liabilities as of June 30, 2007. Our total liabilities are comprised of (a) $145,395 of accounts payable and accrued liabilities, (b) $1,870,209 of derivative liabilities, (c) $8,500 in notes payable to an affiliate, and (d) a net balance of $11,280 on our callable convertible notes payable, with the callable convertible notes having a notional balance of $600,000 and $588,720 of discount to the debt still remaining to be accreted.

Operating Activities -

Cash used in operations for the three months ended June 30, 2007 was $374,884. Operating activities were affected by non-cash expenses of $473,964 for the change in fair value of the derivative liabilities and $6,032 of amortized deferred financing costs and accreted discounts on the convertible notes. Operating activities were also affected by the change in accounts payable and accrued liabilities of $9,015 and the change in the amount due to an affiliate by $27,201.

Cash used in operations for the three months ended June 30, 2006 was $0. Cash used in discontinued operations for this same period was $139,230.

Investing Activities -

Cash from our investing activities for the three months ended June 30, 2007 was $400,000. We received payment from Weaver Interactive, Inc. for a notes receivable in the amount of $400,000 in April of 2007.

Cash used in investing activities for the three months ended June 30, 2006 was $0. Our discontinued operations used $373 for this same period in investing activities.

Financing Activities -

Cash used in financing activities for the three months ended June 30, 2007 was $26,500. Our financing activities for this period are comprised of (a) payments made by a shareholder on a notes payable of $35,000 and (b) proceeds from a new notes payable of $8,500.

Cash used in financing for the three months ended June 30, 2006 was $0. Our discontinued operations provided $84,695 in cash for financing activities for this same period which was provided by new promissory notes to SKREEM.

RISK FACTORS

Our business is subject to many risk factors, including the following (references to "our," "us," "we," and words of similar meaning in these Risk Factors refer to the Company.

WE HAVE NOT PAID ANY CASH DIVIDENDS IN THE PAST AND HAVE NO PLANS TO ISSUE CASH DIVIDENDS IN THE FUTURE, WHICH COULD CAUSE THE VALUE OF OUR COMMON STOCK TO HAVE A LOWER VALUE THAN OTHER SIMILAR COMPANIES WHICH DO PAY CASH DIVIDENDS.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

THE MARKET FOR OUR COMMON STOCK MAY BE VOLATILE.

The market for our common stock has historically been volatile and we anticipate that such market will continue to be subject to wide fluctuations in response to several factors, including, but not limited to:

(1) actual or anticipated variations in our results of operations;

(2) our ability or inability to generate new revenues;

(3) increased competition; and

(4) conditions and trends in our industry.

Our common stock is traded on the over-the-counter Bulletin Board under the symbol "SKMI.OB." In recent years, the stock market in general has experienced extreme price fluctuations that have often times been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

OUR COMMON STOCK IS A "PENNY STOCK," AND COMPLIANCE WITH REQUIREMENTS FOR DEALING IN PENNY STOCKS MAY MAKE IT DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO RESELL THEIR SHARES.

Currently there is no public market for our common stock. If the common stock is ever listed in the public market in what is known as the over-the-counter market and at least for the foreseeable future, our common stock will be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Rule 15g-2 under the Exchange Act requires broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain from these inventors a manually signed and dated written acknowledgement of receipt of the document before effecting a transaction in a penny stock for the investor's account. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

Penny stocks are stocks with a price of less than $5.00 per share unless traded on NASDAQ or a national securities exchange; Penny stocks are also stocks, which are issued by companies with: Net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years); or $5.0 million (if in continuous operation for less than three years); or average revenue of less than $6.0 million for the last three years.

JEFFREY MARTIN OWNS DIRECTLY AND INDIRECTLY THOURGH RELATED PARTIES APPROXIMATELY 81% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

Jeffrey Martin holds 21,466,818 shares of our common stock, representing approximately 81% of the outstanding shares of our common stock Accordingly, Mr. Martin will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as Mr. Martin will likely continue to be our largest shareholder. The interests of Mr. Martin may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

WE OWE FOUR INVESTOR A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

We owe four investors such a substantial of money, which we can not repay at this point. Since we can not repay them we may be subject to legal action to collect such amount(s), which might result in a judgment against us, or other types of enforcement actions. A result of any litigation may be a loss of control over the company, Involuntary bankruptcy or other liquidation attempts.

WE WILL NEED ADDITIONAL CAPITAL TO ALLOW US TO EXPAND OUR BUSINESS PLAN TO IMPLEMENT OUR SALES AND MARKETING PLANS AND SUCH FINANCING MAY BE UNAVAILABLE OR TOO COSTLY.

Our ability to continue our sales and marketing strategies is dependent on our ability to secure financing and allocate sufficient funds required to support our marketing activity. Additional financing may not be available on favorable terms, or even at all. If we raise additional funds by selling stock, the percentage ownership of our then current stockholders will be reduced. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our ability to raise additional funds may diminish if the public equity markets become less supportive of the industry. If we raise additional capital through debt offerings, it will have a significant impact on our cash flow.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures”(as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15-d-14(c) as of a date (the “Evaluation Date”) within 90 days before the filling date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities because of errors in recording debt and related derivative liabilities as well as share-based compensation. We plan on implementing within the next fiscal year adjustments to the procedures for recording financial transactions and tracking expenses to rectify the ineffectiveness of our controls.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS -

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