Form 10QSB
period 2007-09-30
SKRM Interactive, Inc.
filed 2007-11-20
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SKRM Interactive, Inc.
(Formerly SKREEM Entertainment Corp.)
(Exact name of small business issuer as specified in its charter)

Delaware	0-2236	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

14553 South 790 West
Bluffdale, Utah 84065
(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code: (866) 922-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of November [15], 2007 the issuer had [__________] shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

SKRM Interactive, Inc.
(formerly SKREEM Entertainment Corp.)

Part I. Financial Information

Item 1.	Consolidated Financial Statements	2

	Unaudited Consolidated Balance Sheet - as of September 30, 2007 and March 31, 2007	2

	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 and for the period from inception, August 19, 1999 to September 30, 2007	3

	Unaudited Consolidated Statement of Changes in Shareholders’ Deficit for the period form inception, August 19, 1999, to September 30, 2007	4

	Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006 and for the period from inception, August 19, 1999, to June 30, 2007	5

	Notes to the Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation	6

Item 3.	Controls and Procedures	11

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	11

Item 1. FINANCIAL STATEMENTS
SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and March 31, 2007

	September 30, 2007	March 31, 2007
ASSETS

Current assets:
Cash and Cash equivalents	$397	$1,781
Due from affiliate	14,123	-
Note receivable, net of impairment allowance of $0 and $10,710	-	400,000
Deferred financing costs	14,427	11,438
Total current assets	28,947	413,219

Deferred financing costs, net of amortization of $4,752 and $2,806	70,821	75,756
Total assets	$99,768	$488,975

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$145,395	$154,410
Derivative liabilities	1,870,209	1,396,245
Notes payable - shareholder	8,500	35,000
Due to affiliate	-	13,078
Total current liabilities	2,024,104	1,598,733
Callable secured convertible notes payable net of unamortized discount of $588,720 and $592,806	11,280	7,194
Total liabilities	2,035,384	1,605,927
Shareholders' deficit:
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 50,000,000 authorized; 26,548,292 shares issued and outstanding	26,548	26,548
Additional paid - in capital	7,080,898	7,080,898
Deficit accumulated during the development stage	(9,043,062)	(8,224,398)
Total shareholders' deficit	(1,935,616)	(1,116,952)
Total liabilities and shareholders' deficit	$99,768	$488,975

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months
Ended September 30, 2007 and 2006 and for the Period From Inception, August 19, 1999,
to September 30, 2007

	Three Months Ended		Inception to
	September 30,	September 30,	September 30,
	2007	2006	2007
Expenses
General and administrative	$325,629	-	$1,247,863
Impairment of note receivable	-	-	10,701
Total expenses	325,629	-	1,258,564
Loss from operations	(325,629)	-	(1,258,564)

Other income (expense)
Interest income	-	-	10,701
Interest expense	(19,071)	-	(45,268)
Change in fair value of derivatives	(473,964)	-	(1,270,209)
Total other income/(expense)	(493,035)	-	(1,304,776)
Loss from continuing operations	(818,664)	-	(2,563,340)
Discontinued operations
Loss from operations of subsidiary	-	(433,538)	(6,778,804)
Gain on disposal of subsidiary	-	-	299,082
Loss from discontinued operations	-	(433,538)	(6,479,722)
Net loss	$(818,664)	$(433,538)	$(9,043,062)

Weighted Average Shares Outstanding - basic and diluted	26,548,292	24,612,455
Basic and diluted loss per share
Continuing Operations	$(0.03)	$-
Discontinued Operations	$-	$(0.02)
Net Loss	$(0.03)	$(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from inception, August 19, 1999, to September 30, 2007

			Additional	During the	Losses
	Common Stock		Paid-In	Development	Accumulated
	Shares	Amount	Capital	Stage	Total

Balance at Inception, August 19,1999	-	$-	$-	$-	$-
Issuance of common stock	20,000	20	-	-	20
Net loss	-	-	-	(84,021)	(84,021)
Balance at December 31, 1999	20,000	20	-	(84,021)	(84,001)
Net loss	-	-	-	(230,879)	(230,879)
Balance at December 31, 2000	20,000	20	-	(314,900)	(314,880)
Net loss	-	-	-	(494,816)	(494,816)
Balance at December 31, 2001	20,000	20	-	(809,716)	(809,696)
Net loss	-	-	-	(384,590)	(384,590)
Balance at December 31, 2002	20,000	20	-	(1,194,306)	(1,194,286)
Reclassification of debt to equity	43,000	43	1,581,940	-	1,581,983
Net loss	-	-	-	(736,364)	(736,364)
Balance at December 31, 2003	63,000	63	1,581,940	(1,930,670)	(348,667)
Effect of issuance of common stock and recapitalization in a reverse acquisition transaction	25,943,925	25,944	(25,944)	-	-
Net loss	-	-	-	(205,994)	(205,994)
Balance at March 31, 2004	26,006,925	26,007	1,555,996	(2,136,664)	(554,661)
Proceeds from issuance of common stock	603,856	604	301,324	-	301,928
Cancellation of shares	(3,502,925)	(3,503)	3,503	-	-
Net loss	-	-	(1,592,469)	(1,592,469)
Balance at March 31, 2005	23,107,856	23,108	1,860,823	(3,729,133)	(1,845,202)
Proceeds from issuance of common stock	276,400	276	276,124	-	276,400
Stock issued for accounts payable	50,000	50	49,950	-	50,000
Stock issued for conversion of debt	1,050,000	1,050	1,048,950	-	1,050,000
Net loss	-	-	-	(1,376,529)	(1,376,529)
Balance at March 31, 2006	24,484,256	24,484	3,235,847	(5,105,662)	(1,845,331)
Proceeds from issuance of common stock	24,694	25	24,670	-	24,695
Stock issued for services	1,102,000	1,102	1,306,500	-	1,307,602
stock issued for debt	817,342	817	1,838,204	-	1,839,021
Stock issued for investment	3,000,000	3,000	4,017,000	-	4,020,000
Stock rescinded relating to investment	(2,880,000)	(2,880)	(3,856,323)	-	(3,859,203)
Expenses paid by shareholder	-	-	515,000	-	515,000
Net loss	-	-	-	(3,118,736)	(3,118,736)
Balance at March 31, 2007	26,548,292	26,548	7,080,898	(8,224,398)	(1,116,952)
Net loss	-	-	-	(818,664)	(818,664)
Balance at September 30, 2007	26,548,292	$26,548	$7,080,898	$(9,043,062)	$(1,935,616)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months
Ended September 30, 2007 and 2006 and for the Period From Inception, August 19, 1999,
to September 30, 2007

	Three Months Ended		Inception to
	September 30,	September 30,	September 30,
	2007	2006	2007

Cash Flows from Operating Activities:
Net loss	$(818,664)	$(433,538)	$(9,043,062)
Loss on discontinued operations	-	433,538	6,479,722
Loss from continuing operations	(818,664)	-	(2,563,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of loan receivable	-	-	10,701
Stock issued for services	-	-	692,650
Amortization of deferred financing costs	1,946	-	4,752
Accretion of discount on convertible notes	4,086	-	11,280
Change in fair value of derivatives	473,964	-	1,270,209
Changes in
Accounts payable and accrued liabilities	(9,015)	-	145,393
Due to affiliate	(27,201)	-	(14,123)
Interest receivable	-	-	(10,701)
Net cash used in operating activities	(374,884)	-	(453,179)
Cash Flows from Investing Activities
Investment in note receivable	-	-	(400,000)
Proceeds from note receivable	400,000	-	400,000
Net cash provided by investing activities	400,000	-	-
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	24,695
Proceeds from notes payable - shareholder	8,500	-	43,500
Proceeds from convertible notes payable	-	-	600,000
Payments on notes payable - shareholder	(35,000)	-	(35,000)
Debt issuance costs	-	-	(90,000)
Net cash provided by financing activities	(26,500)	-	543,195
Discontinued operations
Discontinued operating activities	-	(139,230)	(4,506,211)
Discontinued investing activities	-	(373)	(187,748)
Discontinued financing activities	-	84,695	4,604,340
Net cash provided by (used in) discontinued operations	-	(54,908)	(89,619)
Net increase (decrease) in cash and cash equivalents	(1,384)	(54,908)	397

Cash and cash equivalents
Beginning of period - continuing operations	1,781	-	-
Beginning of period - discontinued operations	-	62,383	-
End of period - continuing operations	$397	$-	$397
End of period - discontinued operations	$-	$7,475	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

This report contains forward-looking statements within the meaning of Section 29a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from historical or anticipated results. You should not place undue reliance on such forward-looking statements, and, when considering such forward-looking statements, you should keep in mind the risk factors noted throughout this Form 10-QSB, including the section of this report entitled “Risks Related to Our Business and Operations.” You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto, which are included elsewhere in this report.

Overview

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

As of July 31, 2007, Sector 10 expects to complete its audit within 30 days as required by the Letter of Intent and SKRM expects to close the transaction in November.

Sector 10 Services seeks to become a leading provider of pre-deployed emergency life response equipment across a number of major metropolitan areas located in the United States. The core focus of Sector 10 Services is on developing and marketing first response solutions, utilizing two lines of patented products, Mobile Response Units(“MRU”) and Stationary Response Units (“SRU”). Sector 10 Services intends to position its product offerings to market and address the city-centric emergency needs of larger metropolitan areas with the Pericles LogiX System. The Pericles LogiX System is a structured and integrated emergency solution designed to pre-deploy emergency and disaster response equipment in multi-story residential and commercial buildings. Sector 10 Services is the exclusive provider of the Pericles LogiX System in the United States. Sector 10 also offers the SRU and MRU product lines, which are designed to provide emergency safety services in large metropolitan areas. Sector 10 has completed development and production of the initial MRU product, has commenced test marketing and sales of the units.

Going Concern Qualification

Our notes to the consolidated financial statements disclose that the cash flow of the Company has been absorbed in operating activities and has incurred net losses for the three months, and have a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements.

Results of Operations

Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006

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

Risks Related to our Business and Operations

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, and all of the other information set forth in this Report before deciding to invest in shares of our common stock. In addition to historical information, the information in this Report contains forward-looking statements about our future business and performance. Our actual operating results and financial performance may be different from what we expect as of the date of this Report. The risks described in this Report represent the risks that management has identified and determined to be material to our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially harm our business operations and financial condition.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have

Compliance with existing and new regulations of corporate governance and public disclosure may result in additional expenses.

Compliance with changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and other SEC regulations, requires large amounts of management attention and external resources. This may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our directors, executive officers and principal stockholders have effective control of the company, preventing non-affiliate stockholders from significantly influencing our direction and future.

Our directors, officers, and 5% stockholders and their affiliates control in excess of [___]% If our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

There is a public market for our stock, but it is thin and subject to manipulation.

The volume of trading in our common stock is limited and can be dominated by a few individuals. The limited volume, if any, can make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

The market price for our common stock is volatile and may change dramatically at any time.

The market price of our common stock, like that of the securities of other early-stage companies, is highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

•	intentional manipulation of our stock price by existing or future stockholders;
•	short selling of our common stock or related derivative securities;
•	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
•	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;
•	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;
•	developments in the businesses of companies that purchase our products; and
•	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

Our business may be affected by increased compenstion and benefits costs.

Compliance with existing and new regulations of corporate governance and public disclosure may result in additional expenses.

We are unlikely to pay dividends on our common stock in the foreseeable future.

We have never declared or paid dividends on our stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future, and it is unlikely that investors will derive any current income from ownership of our stock. This means that your potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than your purchase price.

Our common stock is a “low-priced stock” and subject to regulation that limits or restricts the potential market for our stock.

Shares of our common stock may be deemed to be “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that:

•	Is priced under five dollars;
•	Is not traded on a national stock exchange, the Nasdaq Global Market or the Nasdaq Capital Market;
•
Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

•	Is issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

•
Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

•
Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker-dealer’s disciplinary history and the customer’s rights and remedies in case of fraud or abuse in the sale.

•	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

o	bid and offer price quotes and volume information;
o	the broker-dealer’s compensation for the trade;
o	the compensation received by certain salespersons for the trade;
o	monthly accounts statements; and
o	a written statement of the customer’s financial situation and investment goals.

Item 3.  Controls and Procedures

(a) Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2007, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

[Insert description of Sector 10 transaction]

The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, based upon the following: (a) the investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) the investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6. Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKRM Interactive, Inc.

November 19, 2007	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

November 19, 2007	By: /s/ Pericles DeAvila
Date	Pericles DeAvila Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
[Discuss other exhibits]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith