Form 10QSB
period 2007-12-31
SKRM Interactive, Inc.
filed 2008-02-19
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SKRM Interactive, Inc.
(Formerly SKREEM Entertainment Corp.)
(Exact name of small business issuer as specified in its charter)

Delaware	0-2236	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

As of February 19, 2008 the issuer had 77,320,292 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

SKRM Interactive, Inc.
(formerly SKREEM Entertainment Corp.)

Part I. Financial Information

Item 1.	Consolidated Financial Statements	2

	Unaudited Consolidated Balance Sheet - as of December 31, 2007	2

	Unaudited Consolidated Statements of Operations for the nine months ended December 31, 2007 and 2006 and for the period from inception, September 16, 2002, to December 31, 2007	3

	Unaudited Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006	4

	Unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2007 and 2006 and for the period from inception, September 16, 2002, to December 31, 2007	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	14

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits	14

Item 1. FINANCIAL STATEMENTS
SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEET
As of December 31, 2007

December 31, 2007
ASSETS

Current assets:
Cash and Cash equivalents	$156
Total assets	$156

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$50,147
Notes payable - shareholder	649,200
Total current liabilities	699,347
C
Total liabilities	699,347

Shareholders' deficit:
PrPreferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-
C Common shares - $0.001 par value; 199,000,000 authorized; 77,320,292 shares issued and outstanding	77,320
Additional paid - in capital (Deficit)	(714,080)
Deficit accumulated during the development stage	(62,431)
Total shareholders' deficit	(699,191)
Total liabilities and shareholders' deficit	$156

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Nine Months
Ended December 31, 2007 and 2006 and for the Period From Inception, September 16, 2002,
to December 31, 2007

	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2007	2006	2007

Expenses
Operating
General and administrative	$58,845	-	$62,431
Total expenses	58,845	-	62,431
Loss from operations	(58,845)	-	(62,431)

Net Loss	$(58,845)	$-	$(62,431)

Weighted Average Shares Outstanding - basic and diluted	13,570,612	765,000
Basic and diluted loss per share
Continuing Operations	$(0.00)	$0.00
Net Loss	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended
December 31, 2007 and December 31, 2006

	Three Months Ended
	December 31	December 31
	2007	2006

Expenses
General and administrative	$58,845	$-
Total expenses	58,845	-
Loss from operations	(58,845)	-

Net Loss	$(58,845)	$-
Weighted Average Shares Outstanding - basic and diluted	39,277,646	765,000
Loss Per Share - basic and diluted	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months
Ended December 31, 2007 and 2006 and for the Period From Inception, September 16, 2002,
to December 31, 2007

	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash Flows from Operating Activities:
Net Loss	$(58,845)	$-	$(62,431)
Loss from continuing operations	(58,845)	-	(62,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in
Accounts payable and accrued liabilities	50,147	-	50,147
Net cash used in operating activities	(8,698)	-	(12,284)
Cash Flows from Investing Activities	-	-	-
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	3,586
Net reverse merger adjustments	8,854	-	8,854
Net cash provided by financing activities	8,854	-	12,440
Net increase (decrease) in cash and cash equivalents	156	-	156

Cash and cash equivalents
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$156	$-	$156

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

Note 2 - REVERSE MERGER

On September 12, 2007, the Company, Jeffrey Martin (a principal shareholders of the Company), Sector 10 Services-USA, Inc. (“Sector 10 Services”), Sector 10 Holdings, Inc. (“Sector 10 Holdings”) and the Pericles DeAvila Institute for Humanitarian Studies (the “DeAvila Institute”) entered into a Stock Exchange Agreement (the “Exchange Agreement”) setting forth the terms and conditions upon which the above named parties thereto proposed to consummate a stock exchange transaction pursuant to which Sector 10 Holdings and the DeAvila Institute would transfer to the Company approximately 75% of the issued and outstanding shares of common stock of Sector 10 Services in exchange for (i) the Company’s issuance and delivery to Sector 10 Holdings and the DeAvila Institute of 47,058,824 and 2,941,176 newly-issued shares of the Company’s common stock (the “Common Stock”), respectively, and (ii) Mr. Martin’s transfer and delivery to Sector 10 Holdings and the DeAvila Institute of 14,117,674 and 882,353 outstanding shares of Common Stock, respectively (collectively, the “Sector 10 Transaction”). A summary of the terms of the Exchange Agreement and related details were originally disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007 (the “October Form 8-K).

As disclosed in the October Form 8-K, the consummation of the transactions contemplated by the Exchange Agreement was conditioned upon the Company’s amendment of its Certificate of Incorporation to authorize the issuance of sufficient shares of the Company’s common stock to consummate the transactions contemplated by the Exchange Agreement. On or about September 13, 2007 the Company obtained the written consent of the holders of sufficient shares of the issued and outstanding shares of the Company’s common stock to amend the Company’s Certificate of Incorporation for the purpose of increasing the authorized capital of the Company to 200,000,000 shares of capital stock, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock. Based on the approval of the Company’s shareholders, on September 15, 2007, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation for the purpose of affecting the increase in the number of authorized shares of the Company’s capital stock.

In November 2007, based upon the approval by the SKRM Interactive’s shareholders of the Certificate of Amendment, and the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware, the Company completed the transactions contemplated by the Exchange Agreement, including the issuance and delivery to Sector 10 Holdings and the DeAvila Institute of 47,058,824 and 2,941,176 newly-issued shares of the Company’s common stock, respectively. The Company believes the issuance of such shares to Sector 10 Holdings and the DeAvila Institute was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the provisions of Section 4(2) thereof.

The shareholders of Sector 10 Services owned 85%of SKRM Interactive immediately after the Sector 10 Transaction was completed in November 2007. The Sector 10 Transaction is treated as a reverse merger for accounting purposes, with Sector 10 Services treated as the surviving entity. The Company’s financial statements have been adjusted to eliminate all prior SKRM Interactive information and include prior Sector 10 Services financial information.

A summary of significant adjustments to the balance sheet of the Company resulting from the Sector 10 Transaction is as follows:

SKRM Interactive Reconcile From 9/30/2007 Form 10-Q to 12/31/2007 Form 10-Q [Q: Should this heading stay in the document?]
DR (CR)
	Assets	Liabilities	Common Stock	Paid in Capital	Retained Earnings	Common Stock Issued

Balance at 9/30	99,768	(2,035,384)	(26,548)	(7,080,898)	9,043,062	26,548,292
Shares issued in exchange			(50,000)	50,000		50,000,000
Merger Adjustments	(99,612)	1,336,037	(772)	7,744,978	(8,980,631)	772,000

Balance at 12/31/2007	156	(699,347)	(77,320)	714,080	62,431	77,320,292

The reporting period for the new entity has been requested to continue with a March 31 year end. The name of the company is in the process of being changed to Sector 10, Inc. Affirmation of these changes is expected to be received before the conclusion of the Company’s fiscal year ending March 31, 2008.

Note 3 - EQUITY

During the Quarter ended: December 31, 2007:

In November 2007, the Company received approval to increase its authorized common stock to 200,000,000 shares. With this authorization, SKRM Interactive issued 50,000,000 shares (47,058,824 shares to Sector 10 Holdings Inc and 2,941,176 shares to the DeAvila Institute) and as part of the reverse merger between SKRM Interactive and Sector 10 Services, Inc.

On November 30, 2007, the Company redeemed outstanding convertible notes in the original principal amount of $600,000, in exchange for the issuance of 1,200,000 shares of the Company’s common stock. A shareholder provided the shares in the initial transaction. The financial statements present a liability to shareholders of 649,200 at December 31, 2007. This amount will be converted to equity when the 1,200,000 shares are issued to the shareholder. The shares are expected to be issued before the conclusion of the Company’s fiscal year ending March 31, 2008.

On November 30, 2006, the Company issued warrants to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $1.75 per share to its convertible note holders. The warrants were amended as part of the November 30, 2007 repurchase agreement to remove any variable factors that could require adjustments to the outstanding warrants. As of December 31, 2007, the exercise price of the warrants was fixed at $[______] and the warrants have been treated as equity for financial reporting purposes.

As a result of the Sector 10 Transaction, various adjustments were required to eliminate the prior SKRM Interactive activity and to include the information regarding Sector 10 Services. The merger adjustments and their impact on the Company’s balance sheet are identified in the schedule presented above in Note 2 - Reverse Merger.

Note 4 - GOING CONCERN

As of December 31, 2007, the Company’s revenue generating activities were not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is currently negotiating contracts that are anticipated to generate revenues in the 4th quarter of the Company’s fiscal year ending March 31, 2008. Management also intends to seek additional capital through equity and/or debt financing to assist the Company until profitable operations can be achieved. There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5 - INCOME TAXES

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

For the three and nine-month periods ended December 31, 2007 and 2006, the Company made no provisions for income taxes. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

In June 2006, FASB issued FIN48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. It is effective for fiscal years beginning after December 15, 2006. The Company has determined that the application of FIN 48 is immaterial to the financial statements for the current period. As the Company expects the business to change significantly in the future, an evaluation regarding the impact of FIN 48 will be reviewed on a quarterly basis.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

This report contains forward-looking statements within the meaning of Section 29a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from historical or anticipated results. You should not place undue reliance on such forward-looking statements, and, when considering such forward-looking statements, you should keep in mind the risk factors noted in this report, including the section of this report entitled “Risks Related to Our Business and Operations.” You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto, which are included elsewhere in this report.

Overview

On September 12, 2007, the Company, Jeffrey Martin (a principal shareholders of the Company), Sector 10 Services-USA, Inc. (“Sector 10 Services”), Sector 10 Holdings, Inc. (“Sector 10 Holdings”) and the Pericles DeAvila Institute for Humanitarian Studies (the “DeAvila Institute”) entered into a Stock Exchange Agreement (the “Exchange Agreement”) setting forth the terms and conditions upon which the above named parties thereto proposed to consummate a stock exchange transaction pursuant to which Sector 10 Holdings and the DeAvila Institute would transfer to the Company approximately 75% of the issued and outstanding shares of common stock of Sector 10 Services in exchange for (i) the Company’s issuance and delivery to Sector 10 Holdings and the DeAvila Institute of 47,058,824 and 2,941,176 newly-issued shares of the Company’s common stock (the “Common Stock”), respectively, and (ii) Mr. Martin’s transfer and delivery to Sector 10 Holdings and the DeAvila Institute of 14,117,674 and 882,353 outstanding shares of Common Stock, respectively (collectively, the “Sector 10 Transaction”). A summary of the terms of the Exchange Agreement and related details were originally disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007 (the “October Form 8-K).

In November 2007, based upon the approval by the SKRM Interactive’s shareholders of the Certificate of Amendment, and the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware, the Company completed the transactions contemplated by the Exchange Agreement, including the issuance and delivery to Sector 10 Holdings and the DeAvila Institute of 47,058,824 and 2,941,176 newly-issued shares of the Company’s common stock, respectively. The Company believes the issuance of such shares to Sector 10 Holdings and the DeAvila Institute was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the provisions of Section 4(2) thereof.

Prior to the execution of the Exchange Agreement, the Company entered into agreements with Sterling LLC (“Sterling”) and HLB & Associates, LLC (“HLB”), pursuant to which Sterling agreed to provide to the Company and its affiliates certain research, market review, strategic analysis, review and planning services and HLB agreed to provide to the Company certain planning, development, advertising and promotional services. As a result of the Company’s consummation of the transactions contemplated by the Exchange Agreement, and the corresponding change in the nature of the Company’s business operations, the Company’s Board of Directors (the “Board”) determined that the Company’s continued performance of the Sterling and HLB agreements was not in the best interests of the Company and its shareholders. Accordingly, on December 17, 2007 the Board terminated the Sterling and HLB agreements described above. The Company did not incur any early termination penalties as a result of the termination of either agreement.

Sector 10 Services has been developing relationships and presently has contracts under review that could generate significant revenues for the Company. The initial contracts are expected to be completed before the conclusion of the year ending March 31, 2008. If the Company is successful in negotiating and executing purchase contracts, and if the Company is able to expand its operations to fulfill product orders which could be issued under those contracts, neither possibility of which the Company can presently assure, the Company’s management believes the Company’s revenues and related cash flows of the Company would have a material impact on the Company financial statements.

Going Concern Qualification

The notes to the Company’s consolidated financial statements disclose that the limited cash flow of the Company has been absorbed in operating activities and the Company has incurred net losses since inception, and the Company has a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the Company’s business, the Company will have to substantially cut back its level of spending, which could substantially curtail the Company’s operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s going concern uncertainty may affect its ability to raise additional capital, and may also affect its ability to raise additional capital, and may also affect its relationships with suppliers and customers. Investors should carefully examine the Company’s financial statements.

Results of Operations

Nine Months Ended December 31, 2007 as Compared to the Nine Months Ended December 31, 2006

Revenues -

The Company had no revenues for the nine months ended December 31, 2007. [Q: What about 2006?] The Company is currently negotiating various contracts which the Company’s management currently believes will generate revenues beginning in the fiscal quarter ending March 31, 2008.

Operating Expenses -

The Company had no operating expenses for the nine months ended December 31, 2007 or December 31, 2006. [Q: How can there be no operating expenses for either nine-month period, but on the next page there is a discussion of cash used in operations for the nine months ended 12/31/07?]

General and Administrative Expenses -

General and administrative expenses were $58,845 for the nine months ended December 31, 2007. These expenses are made up in large part by accounting, consulting and professional fees of $52,438 and other expenses of $6,407.

General and administrative expenses were $0 for the nine months ended December 31, 2006. [What about December 2007?]

[Q: Where is the three-month discussion?] [Need to add three-month discussion prior to filing]

Liquidity and Capital Resources

As of December 31, 2007, SKRM had cash of $156. We believe this is not sufficient to meet our working capital requirements for the coming year.

The Company is currently negotiating various contracts which the Company’s management currently believes will generate cash flow in the fiscal quarter ending March 31, 2008. We may consider also generating funding from the sale of shares of our common stock to in private transactions. There is no guarantee that we will be successful in arranging financing on acceptable terms. If we are not able to raise additional debt or equity, our ability to continue our business operations is doubtful.

We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our continuation as a going concern is dependent upon continued financial support from our shareholders or other parties.

Total Assets -

The Company had $156 in total assets as of December 31, 2007 comprised of cash.

Total Liabilities -

The Company had $699,347 in total liabilities as of December 31, 2007. The Company’s total liabilities as of December 31, 2007 were comprised of (a) $50, 197 of accounts payable and accrued liabilities and (b) $649,200 in notes payable to a shareholder. We are currently in negotiation with one of our shareholder with respect to the satisfaction of the $649,200 in notes payable. If we are successful in those negotiations, we hope to satisfy the full amount of that debt through the issuance of shares of our common stock.

Operating Activities -

Cash used in operations for the nine months ended December 31, 2007 was $8,698. Operating activities were affected by the change in accounts payable and accrued liabilities of $50,197.

Cash used in operations for the nine months ended December 31, 2006 was $0.

Investing Activities -

There was no cash from investing activities for the nine months ended December 31, 2007 or December 31, 2006.

Financing Activities -

Cash used in financing activities for the nine months ended December 31, 2007 was $8,854 comprised from net adjustments attributed to the Sector 10 Transaction between the Company and Sector 10 Services.

Cash used in financing for the nine months ended December 31, 2006 was $0.

Risks Related to our Business and Operations

Investing in the Company’s common stock involves a high degree of risk. You should carefully consider the risks described below, and all of the other information set forth in this report before deciding to invest in shares of the Company’s common stock. In addition to historical information, the information in this report contains forward-looking statements about the Company’s future business and performance. The Company’s actual operating results and financial performance may be different from what the Company’s management expects as of the date of this report. The risks described in this report represent the risks that management has identified and determined to be material to the Company. Additional risks and uncertainties not currently known to the Company’s management, or that the Company’s management currently deems to be immaterial, may also materially harm the Company’s business operations and financial condition.

[Peric: There are a number of significant risks which are not discussed in this section and should be added. For example, you should add risk factors regarding the “going concern qualification,” the lack of revenues, the absence of executed contracts and the uncertainty of the Company’s ability to manufacture products if contracts are executed, among other risks.]

The Company has not paid dividends and does not anticipate paying dividends in the future.

The Company has not paid any cash dividends on its common stock to date and does not anticipate any cash dividends being paid to holders of its common stock in the foreseeable future. While the Company’s dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the Company’s future expansion. As the Company has no plans to issue cash dividends in the future, its common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have [missing text?]

The directors, executive officers and principal stockholders of the Company have effective control of the Company, preventing non-affiliate stockholders from significantly influencing the Company’s direction and future.

The directors, officers, and principal stockholders and their affiliates control in excess of 80% of the Company’s outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the Company’s stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than management’s affiliates from influencing the Company’s direction and future.

The market for the Company’s stock is thin and subject to manipulation.

The volume of trading in the Company’s common stock is limited and can be dominated by a few individuals. The limited volume, if any, can make the price of the Company’s common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of shares of the Company’s common stock or obtain a fair price for the Company’s common stock in the market.

The market price for the Company’s common stock is volatile and may change dramatically at any time.

The market price of the Company’s common stock is highly volatile. The price for the Company’s common stock may change dramatically as the result of announcements of the Company’s operating or financial results, the rate of the Company’s expansion, significant litigation or other factors or events that would be expected to affect the Company’s business or financial condition, results of operations and other factors specific to the Company’s business and future prospects. In addition, the market price for the Company’s common stock may be affected by various factors not directly related to the Company’s business, including the following:

•	intentional manipulation of the Company’s stock price by existing or future stockholders;
•	short selling of the Company’s common stock or related derivative securities;

•	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of the Company’s shares of the Company’s common stock;

•	the interest, or lack of interest, of the market in the Company’s business sector, without regard to the Company’s financial condition or results of operations;

•
the adoption of governmental regulations and similar developments in the United States or abroad that may affect the Company’s ability to offer the Company’s products and services or affect the Company’s cost structure;

•	developments in the businesses of companies that purchase the Company’s products; and

•	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

Our business may be affected by increased compensation and benefits costs.

[Missing Text?]

The Company is unlikely to pay dividends on its common stock in the foreseeable future.

The Company has never declared or paid dividends on its stock. The Company currently intends to retain all available funds and any future earnings for use in the operation and expansion of its business. The Company does not anticipate paying any cash dividends in the foreseeable future, and it is unlikely that investors will derive any current income from ownership of the Company’s common stock. This means that the potential for economic gain from ownership of the Company’s common stock depends on appreciation of the stock price and will only be realized by a sale of the stock at a price higher than the purchase price.

The Company’s common stock is a “low-priced stock” and subject to regulation that limits or restricts the potential market for the stock.

Shares of the Company’s common stock may be deemed to be “low-priced” or “penny stock,” resulting in increased risks to investors and certain requirements being imposed on some brokers who execute transactions in the common stock. In general, a low-priced stock is an equity security that:

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

The Company believes that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

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

Item 3.  Controls and Procedures

(a) Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2007, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

[Peric: Confirm that there statements are accurate]

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 12, 2007, the Company, Jeffrey Martin, Sector 10 Services, Sector 10 Holdings, and the DeAvila Institute the Section 10 Transaction Exchange Agreement. The offer and sale of shares of common stock in the Sector 10 Transaction were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, based upon the following: (a) there was no public offering or general solicitation with respect to the Sector 10 Transaction offering; (b) each of Sector 10 Holdings and the DeAvila Institute investor was provided with certain disclosure materials and all other information requested with respect to the Company; (c) each of Sector 10 Holdings and the DeAvila Institute acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (d) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6. Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKRM Interactive, Inc.

February 19, 2007	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President (Principal Executive Officer)

February 19, 2007	By: /s/ Pericles DeAvila
Date	Pericles DeAvila Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
[Discuss other exhibits]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith