Form 10QSB/A
period 2007-12-31
SKRM Interactive, Inc.
filed 2008-02-26
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

As of February 25, 2008 the issuer had 77,320,292 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

SKRM Interactive, Inc.
(formerly SKREEM Entertainment Corp.)

Part I. Financial Information

	Explanatory Note	1

Item 1.	Financial Statements	2

	Unaudited Consolidated Balance Sheet - as of December 31, 2007	2

	Unaudited Consolidated Statements of Operations for the nine months ended December 31, 2007 and 2006 and for the period from inception, September 16, 2002, to December 31, 2007	3

	Unaudited Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006	4

	Unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2007 and 2006 and for the period from inception, September 16, 2002, to December 31, 2007	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	14

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits	14

EXPLANATORY NOTE

SKRM Interactive, Inc. (“SKRM” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the purposes of adjusting the presentation of weighted shares in the Company’s financial statements set forth in Part I, Item 1, revising certain information presented in footnote number 2 to the Company’s financial statements set forth in Part I, Item 1, revising the disclosure presented under the heading “Management’s Discussion and Analysis or Plan of Operation” set forth in Part I, Item 2, modifying the disclosure presented under the heading “Controls and Procedures” set forth in Part I, Item3 and updating the disclosure presented under the heading “Unregistered Sales of Equity Securities and Use of Proceeds set forth in Part II, Item 2.

The Items which are amended and restated herein are:

1.   Part I, Item 1 - Financial Statements (including applicable footnotes);
2.   Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition or Plan of Operation
3.   Part I, Item 3 – Controls and Procedures
4.   Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The remaining Items contained within this Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 as filed with the Securities and Exchange Commission on February 19, 2008. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this amendment continues to speak as of the date of the original filing, and the Company has not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

Item 1. FINANCIAL STATEMENTS
SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEET
As of December 31, 2007

December 31, 2007
ASSETS

Current assets:
Cash and Cash equivalents	$156
Total assets	$156

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$50,147
Notes payable – shareholder	649,200
Total current liabilities	699,347
C
Total liabilities	699,347

Shareholders' deficit:
PrPreferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-
Common shares - $0.001 par value; 199,000,000 authorized; 77,320,292 shares issued and outstanding	77,320
Additional paid - in capital (Deficit)	(714,080)
Deficit accumulated during the development stage	(62,431)
Total shareholders' deficit	(699,191)
Total liabilities and shareholders' deficit	$156

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Nine Months
Ended December 31, 2007 and 2006 and for the Period From Inception, September 16, 2002,
to December 31, 2007

	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2007	2006	2007

Expenses
Operating
General and administrative	$58,845	-	$62,431
Total expenses	58,845	-	62,431
Loss from operations	(58,845)	-	(62,431)

Net Loss	$(58,845)	$-	$(62,431)

Weighted Average Shares Outstanding – basic and diluted	52,982,137	50,000,000
Basic and diluted loss per share
Continuing Operations	$(0.00)	$0.00
Net Loss	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended
December 31, 2007 and December 31, 2006

	Three Months Ended
	December 31	December 31
	2007	2006

Expenses
General and administrative	$58,845	$-
Total expenses	58,845	-
Loss from operations	(58,845)	-

Net Loss	$(58,845)	$-
Weighted Average Shares Outstanding - basic and diluted	63,274,176	50,000,000
Loss Per Share - basic and diluted	$(0.00)	$0.00

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

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of SKRM Interactive, Inc. (“SKRM” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Note 2 – REVERSE MERGER

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

As disclosed in the October Form 8-K, the consummation of the transactions contemplated by the Exchange Agreement was conditioned upon the Company’s amendment of its Certificate of Incorporation to authorize the issuance of sufficient shares of the Company’s common stock to consummate the transactions contemplated by the Exchange Agreement. On or about September 13, 2007 the Company obtained the written consent of the holders of sufficient shares of the issued and outstanding shares of the Company’s common stock to amend the Company’s Certificate of Incorporation for the purpose of increasing the authorized capital of the Company to 200,000,000 shares of capital stock, consisting of 190,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. Based on the approval of the Company’s shareholders holding a majority of the outstanding shares of the Common Stock, on September 15, 2007, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation for the purpose of affecting the increase in the number of authorized shares of the Company’s capital stock.

In November 2007, based upon the approval of the Company’s shareholders holding a majority of the outstanding shares of the Company’s common stock of the Certificate of Amendment, and the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware, the Company completed the transactions contemplated by the Exchange Agreement, including the issuance and delivery to Sector 10 Holdings and the DeAvila Institute of 47,058,824 and 2,941,176 newly-issued shares of the Company’s common stock, respectively. The Company believes the issuance of such shares to Sector 10 Holdings and the DeAvila Institute was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the provisions of Section 4(2) thereof.

The shareholders of Sector 10 Services owned 85% of the issued and outstanding shares of Common Stock immediately after the Sector 10 Transaction was completed in November 2007. The Sector 10 Transaction is treated as a reverse merger for accounting purposes, with Sector 10 Services treated as the surviving entity. The Company’s financial statements have been adjusted to eliminate all prior SKRM Interactive information and include prior Sector 10 Services financial information.

A summary of significant adjustments to the balance sheet of the Company resulting from the Sector 10 Transaction is as follows:

DR (CR)

	Assets	Liabilities	Common Stock	Paid in Capital	Retained Earnings	Common Stock Issued

Balance at 9/30 – original 10Q	99,768	(2,035,384)	(26,548)	(7,080,898)	9,043,062	26,548,292
Net restate adjustments	(6,990)	(6,651,012)	-	-	6,658,002	-
Balance at 9/30 – amended 10Q	92,778	(8,686,396)	(26,548)	(7,080,898)	15,701,064	26,548,292

Shares issued in exchange			(50,000)	50,000		50,000,000
Merger Adjustments	(92,622)	7,987,049	(772)	7,744,978	(15,638,633)	772,000

Balance at 12/31/2007	156	(699,347)	(77,320)	714,080	62,431	77,320,292

The reporting period for the new entity has been requested to continue with a March 31 fiscal year end. The Company is currently conducting its operations under the assumed name of Sector 10 Services, and management intends to seek shareholder approval to change the name of the Company to Sector 10, Inc. The Company’s management currently anticipates that the change of the Company’s name will occur prior to the conclusion of the Company’s fiscal year ending March 31, 2008.

Note 3 – EQUITY

During the Quarter ended: December 31, 2007:

In November 2007, the Company received approval to increase its authorized capital stock to 200,000,000 shares. With this authorization, the Company issued 50,000,000 shares of Common Stock (47,058,824 shares to Sector 10 Holdings Inc and 2,941,176 shares to the DeAvila Institute) as part of the Sector 10 Transaction.

On November 30, 2007, the Company redeemed outstanding convertible notes in the original principal amount of $600,000, in exchange for the issuance of 1,200,000 shares of Common Stock. A shareholder provided the shares in the initial transaction. The financial statements present a liability to shareholders of 649,200 at December 31, 2007. This amount will be converted to equity when the 1,200,000 shares are issued to the shareholder. The shares are expected to be issued before the conclusion of the Company’s fiscal year ending March 31, 2008.

On November 30, 2006, the Company issued warrants to purchase 10,000,000 shares of Common Stock at an exercise price of $1.75 per share to its convertible note holders. The warrants were amended as part of the November 30, 2007 repurchase agreement to remove any variable factors that could require adjustments to the outstanding warrants. As of December 31, 2007, the exercise price of the warrants was fixed at $1.75 and the warrants have been treated as equity for financial reporting purposes.

As a result of the Sector 10 Transaction, various adjustments were required to eliminate the prior SKRM Interactive activity and to include the information regarding Sector 10 Services. The merger adjustments and their impact on the Company’s balance sheet are identified in the schedule presented above in Note 2 – Reverse Merger.

Note 4 – GOING CONCERN

As of December 31, 2007, the Company’s revenue generating activities were not in place, and the Company has incurred significant losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – INCOME TAXES

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

The Company’s financial statements for the three and nine-month periods ended December 31, 2007 and 2006 do not include any provision for income taxes. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

In June 2006, FASB issued FIN48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. It is effective for fiscal years beginning after December 15, 2006. The Company has determined that the application of FIN 48 is immaterial to the Company’s financial statements for the current period. As the Company expects the business to change significantly in the future, an evaluation regarding the impact of FIN 48 will be reviewed on a quarterly basis.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

This report contains forward-looking statements within the meaning of Section 29a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from historical or anticipated results. You should not place undue reliance on such forward-looking statements, and, when considering such forward-looking statements, you should keep in mind the risk factors noted in this report, including the section of this report entitled “Risks Related to Our Business and Operations.” You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. The following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto, which are included elsewhere in this report.

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

In November 2007, based upon the approval by the Company’s shareholders of the Certificate of Amendment, and the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware, the Company completed the transactions contemplated by the Exchange Agreement, including the issuance and delivery to Sector 10 Holdings and the DeAvila Institute of 47,058,824 and 2,941,176 newly-issued shares of Common Stock, respectively. The Company believes the issuance of such shares to Sector 10 Holdings and the DeAvila Institute was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the provisions of Section 4(2) thereof.

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

The Company had no revenues for the nine months ended December 31, 2006.

Operating Expenses -

All expenses for the Company were treated as general and administrative expenses. The Company had no separate operating expenses for the nine months ended December 31, 2007 or December 31, 2006. The Company’s management anticipates that the Company will begin to incur operating expenses if and when certain prospective contracts are finalized. The Company’s management currently believes that the contracts will generate revenues and operating expenses beginning in the fiscal quarter ending March 31, 2008.

General and Administrative Expenses -

General and administrative expenses were $58,845 for the nine months ended December 31, 2007. These expenses consisted primarily of accounting, consulting and professional fees of $52,438 and other expenses of $6,407.

General and administrative expenses were $0 for the nine months ended December 31, 2006.

Three Months Ended December 31, 2007 as Compared to the Three Months Ended December 31, 2006

Revenues -

The Company had no revenues for the three months ended December 31, 2007. The Company is currently negotiating various contracts which the Company’s management currently believes will generate revenues beginning in the fiscal quarter ending March 31, 2008.

The Company had no revenues for the three months ended December 31, 2006.

Operating Expenses -

All expenses for the Company were treated as general and administrative expenses. The Company had no separate operating expenses for the three months ended December 31, 2007 or December 31, 2006. The Company’s management anticipates that the Company will begin to incur operating expenses if and when certain prospective contracts are finalized. The Company’s management currently believes that the contracts will generate revenues and operating expenses beginning in the fiscal quarter ending March 31, 2008.

General and Administrative Expenses -

General and administrative expenses were $58,845 for the three months ended December 31, 2007. These expenses are made up in large part by accounting, consulting and professional fees of $52,438 and other expenses of $6,407.

General and administrative expenses were $0 for the three months ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, SKRM had cash of $156. This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2008 or for any future period.

The Company is currently negotiating various contracts which the Company’s management currently believes will generate cash flow in the fiscal quarter ending March 31, 2008. The Company may consider also generating funding from the sale of shares of Common Stock to in private transactions. There is no guarantee that the Company will be successful in arranging financing on acceptable terms. If the Company is not able to raise additional debt or equity, the Company’s ability to continue its business operations is highly unlikely.

The Company does not currently have any arrangements for financing and the Company may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

The Company’s continuation as a going concern is dependent upon continued financial support from the Company’s shareholders or other parties.

Total Assets -

The Company had $156 in total assets as of December 31, 2007, comprised solely of cash.

Total Liabilities -

The Company had $699,347 in total liabilities as of December 31, 2007. The Company’s total liabilities as of December 31, 2007 were comprised of (a) $50, 197 of accounts payable and accrued liabilities and (b) $649,200 in notes payable to a shareholder. The Company is currently in negotiation with one of its shareholders with respect to the satisfaction of the $649,200 in notes payable. If the Company is successful in those negotiations, the Company hopes to satisfy the full amount of that debt through the issuance of shares of Common Stock.

Operating Activities -

Cash used in operations for the nine months and three months ended December 31, 2007 was $8,698. Operating activities were affected by the change in accounts payable and accrued liabilities of $50,197.

Cash used in operations for the nine months and three months ended December 31, 2006 was $0.

Investing Activities -

There was no cash from investing activities for the nine months or three months ended December 31, 2007 or December 31, 2006.

Financing Activities -

Cash used in financing activities for the nine months and the three months ended December 31, 2007 was $8,854 comprised from net adjustments attributed to the Sector 10 Transaction.

Cash used in financing for the nine months and the three months ended December 31, 2006 was $0.

Risks Related to the Company’s Business and Operations

Investing in the Common Stock involves a high degree of risk. You should carefully consider the risks described below, and all of the other information set forth in this report before deciding to invest in shares of the Company’s common stock. In addition to historical information, the information in this report contains forward-looking statements about the Company’s future business and performance. The Company’s actual operating results and financial performance may be different from what the Company’s management expects as of the date of this report. The risks described in this report represent the risks that the Company’s management has identified and determined to be material to the Company. Additional risks and uncertainties not currently known to the Company’s management, or that the Company’s management currently deems to be immaterial, may also materially harm the Company’s business operations and financial condition.

Going Concern Qualification

The Company has generated limited cash flow, has incurred net losses since inception and has a working capital deficiency. In the event that contracts are not executed, the Company will not be able to generate revenues sufficient to cover anticipated expenses. Existing funding from internal sources or from public or private financing is insufficient to fund the Company’s business. If the Company is unable to quickly generate capital from operating activities or from external sources, the Company will have to substantially curtail its operations and will likely need to suspend its operations entirely. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s going concern uncertainty will likely affect its ability to raise additional capital, and may also affect its relationships with suppliers and prospective customers. Investors should carefully examine the Company’s financial statements.

The Company has not generated revenues and has not executed any contracts for the sale of the Company’s products.

The Company has not generated any revenues. Based on the consummation of the Sector 10 Transaction, the Company has changed its business operations. Currently the Company is negotiating contracts that may generate revenues; however, none of those contracts has been executed, and the Company can provide no assurance that any such contracts will ever be executed. There can be no assurance that the Company will generate any revenues. If the Company does not generate revenues in the near term, the Company will have to substantially curtail its operations and will likely need to suspend its operations entirely.

The Company uses outside sources to fulfill contract obligations and has limited control over the provider’s ability to meet the Company obligations.

The Company will be required to supply various equipment and services under the contracts currently under negotiation. If the contracts are executed, of which the Company can provide no assurance, the Company intends to engage third-party suppliers to manufacture the products the Company proposes to sell under the contracts. The Company has no control over such third-party suppliers. If any or all of those third-party suppliers fails to supply sufficient products on a timely basis to meet the terms of any contract, the Company would be unable to perform its obligations to its customers, if any. If the Company is successful in negotiating and executing contracts for the sale of its products and if a third-party supplier fails to perform its obligations under its arrangement with the Company, the Company’s financial condition and results of operation would be materially and adversely affected.

The directors, executive officers and principal shareholders of the Company have effective control of the Company, preventing non-affiliate shareholders from significantly influencing the Company’s direction and future.

The Company’s directors, officers, and principal shareholders and their affiliates control in excess of 80% of the Company’s outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the Company’s shareholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than management’s affiliates from influencing the Company’s direction and future.

The market for the Company’s stock is thin and subject to manipulation.

The volume of trading in the Common Stock is limited and can be dominated by a few individuals. The limited volume, if any, can make the price of the Common Stock subject to manipulation by one or more shareholders and will significantly limit the number of shares of Common Stock that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of shares of Common Stock or obtain a fair price for the Common Stock in the market.

The market price for the Common Stock is volatile and may change dramatically at any time.

The market price of the Common Stock is highly volatile. The price for the Common Stock may change dramatically as the result of announcements of the Company’s operating or financial results, the rate of the Company’s expansion, significant litigation or other factors or events that would be expected to affect the Company’s business or financial condition, results of operations and other factors specific to the Company’s business and future prospects. In addition, the market price for the Common Stock may be affected by various factors not directly related to the Company’s business, including the following:

•	intentional manipulation of the price of the Common Stock by existing or future stockholders;
•	short selling of the Common Stock or related derivative securities;
•	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of the Company’s shares of Common Stock;

•	the interest, or lack of interest, of the market in the Company’s business sector, without regard to the Company’s financial condition or results of operations;
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

The Company is currently negotiating various contracts that may generate revenues beginning in the quarter ended March 31, 2008. If the Company is able to execute any such contracts, of which there can be no assurance, the Company intends to new personnel to assist in the development and conduct of the Company’s business operations. The increased compensation and benefits associated with any new hires will impact the net results of the Company.

The Company has not paid dividends and does not anticipate paying dividends in the future.

The Company has not paid any cash dividends on its common stock to date and does not anticipate any cash dividends being paid to holders of its common stock in the foreseeable future. While the Company’s dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the Company’s future expansion. As the Company has no plans to issue cash dividends in the future, its common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have issued cash dividends.

The Common Stock is a “low-priced stock” and subject to regulation that limits or restricts the potential market for the stock.

Shares of the Common Stock should be considered to be “low-priced” or “penny stock,” resulting in increased risks to investors and certain requirements being imposed on some brokers who execute transactions in the common stock. In general, a low-priced stock is an equity security that:

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

The Company believes the Common Stock is presently a “penny stock.” At any time that the Common Stock qualifies as a penny stock, the following requirements, among others, will generally apply:

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

Item 3.  Controls and Procedures

(a) Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2007, the Company’s disclosure controls and procedures were not effective. This conclusion was based on the fact we were not able to prepare our financial information and provide sufficient time for review by the independent registered professional accounting firm in order to report within the time periods specified by the SEC’s rules and forms. The December 31, 2007 Form 10-QSB was filed prior to receiving final approval from its professional team thereby resulting in a need to amend various disclosures. This control deficiency resulted in a need to file amendments to the Company’s Quarterly Reports on Form 10-QSB for the quarters ended September 30, 2007 and December 31, 2007. The Company has hired a new Chief Financial Officer who the Company anticipates will commence employment with the Company in March 2008. The Company intends to design controls and procedures for the financial reporting process to mitigate future timing and review issues. These new controls are expected to be in place for the fiscal year end March 31, 2008.

(b) There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

SKRM Interactive, Inc.

February 25, 2008	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President (Principal Executive Officer)

February 25, 2008	By: /s/ Pericles DeAvila
Date	Pericles DeAvila Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
[Discuss other exhibits]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith