Form 10QSB/A
period 2007-09-30
SKRM Interactive, Inc.
filed 2008-03-04
CIK 925661

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
Yes ☐ No ☒

As of March 3, 2008 the issuer had 77,320,292 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

SKRM Interactive, Inc.
(formerly SKREEM Entertainment Corp.)

Part I. Financial Information

	Explanatory Note	1

Item 1.	Financial Statements	2

	Consolidated Balance Sheets - as of September 30, 2007 (unaudited) (restated) and March 31, 2007	2

	Unaudited Consolidated Statements of Operations for the six months ended September 30, 2007 (restated) and 2006 and for the period from inception, August 19, 1999 to September 30, 2007 (restated)	3

	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2007 (restated) and September 30, 2006	4

	Unaudited Consolidated Statement of Changes in Shareholders’ Deficit for the period from inception, August 19, 1999, to September 30, 2007	5

	Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2007 (restated) and 2006 and for the period from inception, August 19, 1999, to September 30, 2007 (restated)	6

	Notes to the Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	16

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

EXPLANATORY NOTE

SKRM Interactive, Inc. (“SKRM” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the purposes of accounting for the revaluation of the embedded derivative financial instruments reflected in the Company’s financial statements for the fiscal quarter ended September 30, 2007, adjusting the amounts of expenses reported for the fiscal quarter ended September 30, 2007 and revising the disclosure presented under the heading “Management’s Discussion and Analysis or Plan of Operation” set forth in Part I, Item 2, modifying the disclosure presented under the heading “Controls and Procedures” set forth in Part I, Item 3 and updating the disclosure presented under the heading “Unregistered Sales of Equity Securities and Use of Proceeds” set forth in Part II, Item 2.

The Items which are amended and restated herein are:

1.   Part I, Item 1 - Financial Statements (including applicable footnotes);

2.   Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition or Plan of Operation

3.   Part I, Item 3 - Controls and Procedures

4.   Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The remaining Items contained within this Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on November 20, 2007. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this amendment continues to speak as of the date of the original filing, and the Company has not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

Item 1. FINANCIAL STATEMENTS

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and March 31, 2007

	September 30, 2007	March 31, 2007
	Unaudited (Restated)	Audited
ASSETS

Current assets:
Cash and Cash equivalents	$429	$1,781
Due from affiliate	14,123	-
Note receivable, net of impairment allowance of $0 and $10,710	-	400,000
Deferred financing costs	-	11,438
Total current assets	14,552	413,219

Deferred financing costs, net of amortization of $7,022 and $2,806	78,226	75,756

Total assets	$92,778	$488,975

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$221,194	$154,410
Derivative liabilities	8,434,122	1,396,245
Notes payable - shareholder	19,800	35,000
Due to affiliate	-	13,078
Total current liabilities	8,675,116	1,598,733
C Callable secured convertible notes payable net of unamortized discount of $588,720 and $592,806	11,280	7,194
Total liabilities	8,686,396	1,605,927
Shareholders' deficit:
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
C Common shares - $0.001 par value; 50,000,000 authorized; 26,548,292 shares issued and outstanding	26,548	26,548
Additional paid - in capital	7,080,898	7,080,898
Deficit accumulated during the development stage	(15,701,064)	(8,224,398)
Total shareholders' deficit	(8,593,618)	(1,116,952)
Total liabilities and shareholders' deficit	$92,778	$488,975

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended September 30, 2007 and 2006 and for the Period
From Inception, August 19, 1999, to September 30, 2007

	Six Months Ended		Inception to
	September 30,	September 30,	September 30,
	2007	2006	2007
	(Restated)		(Restated)
Expenses
General and administrative	412,696	257,975	1,334,930
Impairment of note receivable	-	-	10,701
Total expenses	412,696	257,975	1,345,631
Loss from operations	(412,696)	(257,975)	(1,345,631)

Other income (expense)
Interest income	-	-	10,701
Interest expense	(26,093)	(48,760)	(52,290)
Change in fair value of derivatives	(7,037,877)	-	(7,834,122)
Total other income/(expense)	(7,063,970)	(48,760)	(7,875,711)
Loss from continuing operations	(7,476,666)	(306,735)	(9,221,342)
Discontinued operations
Loss from operations of subsidiary	-	(763,605)	(6,778,804)
Gain on disposal of subsidiary	-	-	299,082
Loss from discontinued operations	-	(763,605)	(6,479,722)
Net loss	$(7,476,666)	$(1,070,340)	$(15,701,064)

Weighted Average Shares Outstanding - basic and diluted	26,548,292	24,726,300
Basic and diluted loss per share
Continuing Operations	$(0.28)	$(0.01)
Discontinued Operations	$-	$(0.03)
Net Loss	$(0.28)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2007 and September 30, 2006

	Three Months Ended
	September 30,	September 30,
	2007	2006
	(Restated)

Expenses
General and administrative	87,067	108,624
Impairment of note receivable	-	-
Total expenses	87,067	108,624
Loss from operations	(87,067)	(108,624)
Other income (expenses)
Interest income	-	-
Interest expense	(7,022)	(20,985)
Change in fair value of derivatives	(6,563,913)	-
Total other income (expense)	(6,570,935)	(20,985)
Loss from continuing operations	(6,658,002)	(129,609)

Discontinued operations
Loss from operations of subsidiary	-	(507,194)
Gain on disposal of subsidiary	-	-
Loss from discontinued operations	-	(507,194)

Net loss	$(6,658,002)	$(636,803)

Weighted Average Shares Outstanding - basic and diluted	26,548,292	24,838,907
Basic and diluted loss per share
Continuing Operations	(0.25)	(0.01)
Discontinued Operations	-	(0.02)
Net Loss	$(0.25)	$(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from inception, August 19, 1999, to September 30, 2007

			Additional	During the	Losses
	Common Stock		Paid-In	Development	Accumulated
	Shares	Amount	Capital	Stage	Total

Balance at March 31, 2007	26,548,292	$26,548	$7,080,898	$(8,224,398)	$(1,116,952)
Net loss (Unaudited)	-	-	-	(818,664)	(818,664)
Balance at June 30, 2007 (Unaudited)	26,548,292	26,548	7,080,898	(9,043,062)	(1,935,616)
Net loss (Unaudited)	-	-	-	(6,658,002)	(6,658,002)
Balance at September 30, 2007 (Unaudited)	26,548,292	$26,548	$7,080,898	$(15,701,064)	$(8,593,618)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2007 and 2006 and for the Period
From Inception, August 19, 1999, to September 30, 2007

	Six Months Ended		Inception to
	September 30,	September 30,	September 30,
	2007	2006	2007
	(Restated)		(Restated)
Cash Flows from Operating Activities:
Net loss	$(7,476,666)	$(1,070,340)	$(15,701,064)
Loss on discontinued operations	-	-	6,479,722
Loss from continuing operations	(7,476,666)	(1,070,340)	(9,221,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,094	-
Accrued interest converted to equity	-	33,439	-
Impairment of loan receivable	-	-	10,701
Expenses paid by shareholder and affiliate		515,000
Stock issued for services	-	250,000	692,650
Amortization of deferred financing costs	8,968	-	18,796
Accretion of discount on convertible notes	4,086	-	-
Change in fair value of derivatives	7,037,877	-	7,834,122
Changes in
Accounts payable and accrued liabilities	66,784	41,629	221,192
Due to affiliate	(27,201)	-	(14,123)
Interest receivable	-	(1,093)	(10,701)
Deferred revenue	-	2,712	-
Net cash used in operating activities	(386,152)	(226,559)	(464,447)
Cash Flows from Investing Activities
Purchase of property and equipment	-	(2,030)	-
Loan receivable	-	(100,000)	-
Investment in note receivable	-	-	(400,000)
Proceeds from note receivable	400,000	-	400,000
Net cash provided by (used in) investing activities	400,000	(102,030)	-
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	24,695	24,695
Proceeds from notes payable - shareholder / affiliate	19,800	254,700	54,800
Proceeds from convertible notes payable	-	-	600,000
Payments on notes payable - shareholder	(35,000)	(2,181)	(35,000)
Debt issuance costs	-	(5,000)	(90,000)
Net cash provided by (used in) financing activities	(15,200)	272,214	554,495
Discontinued operations
Discontinued operating activities	-	-	(4,506,211)
Discontinued investing activities	-	-	(187,748)
Discontinued financing activities	-	-	4,604,340
Net cash provided by (used in) discontinued operations	-	-	(89,619)
Net increase (decrease) in cash and cash equivalents	(1,352)	(56,375)	429

Cash and cash equivalents
Beginning of period - continuing operations	1,781	62,383	-
Beginning of period - discontinued operations	-	-	-
End of period - continuing operations	$429	$6,008	$429
End of period - discontinued operations	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SKRM Interactive, Inc.
(formerly SKREEM ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of SKRM Interactive, Inc (“SKRM” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes, which are included as part of consolidated financial statements as of March 31, 2007 included in Skreem's Form 10KSB.

NOTE 2 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE AND WARRANTS

The Company entered into a securities purchase agreement with four investors (“Note Holders”) on November 30, 2006, for the sale of (i) $1,000,000 in callable secured convertible notes and (ii) warrants to purchase 10,000,000 shares of the Company’s common stock (“Common Stock”) at an exercise price of $1.75 per share (the “Warrants”). On November 30, 2006, the Company sold to the note holders $600,000 in callable secured convertible notes (“Convertible Notes”) and issued Warrants to purchase 10,000,000 shares of Common Stock at an exercise price of $1.75 per share.

The Convertible Notes with the notional balance of $600,000 bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, provided that no interest shall be due and payable for any month in which the trading price is greater than $1.5875 for each trading day of the month. The Convertible Notes mature three years from the date of issuance, and are convertible into shares of Common Stock at the Note Holders’ option, at 50% of the average of the three lowest trading price for the Common Stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date; however, such percentage increases to 55% upon the filing of a registration statement registering the shares of Common Stock underlying the Convertible Notes by the appropriate deadline and increases to 60% if such registration statement becomes effective on or before the effectiveness deadline. The Note Holders are not permitted to convert all or part of the outstanding balance of the Convertible Notes if the trading volume weighted average price of the Common Stock for the thirty days prior to conversion is below the initial market price of $1.27. Accordingly, there is no limit to the number of shares of Common Stock into which the Convertible Notes may be converted. The Convertible Notes are secured by substantially all of the Company’s assets.

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

The Company analyzed the Convertible Notes and the Warrants for derivative financial instruments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Convertible Notes are hybrid instruments which contains more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract. The single compound embedded derivative features include the conversion feature with the Convertible Notes, the interest rate adjustment, maximum ownership and default provisions. The Company valued the compound embedded derivatives based on a probability weighted discounted cash flow model. The value at inception of the single compound embedded derivative liability was $139,286 and was bifurcated from the debt host contract and recorded as a derivative liability. The discount for the derivative will be accreted to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months. Total accretion expense was di minimis for the quarter ended September 30, 2007.

The embedded derivative liability and the Warrants were marked to market at September 30, 2007 and the change in fair value was recorded as a loss in the amount of $6,563,913 in the Company’s consolidated statement of operations.

Note 3 - GOING CONCERN

As of September 30, 2007, the Company’s revenue generating activities were not in place, and the Company has incurred significant losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional capital through equity and/or debt financing to assist the Company until profitable operations can be achieved. There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4 - INCOME TAXES

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

The Company’s financial statements for the three and six-month periods ended September 30, 2007 and 2006 do not include any provision for income taxes. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

Note 5 - RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the six months ended September 30, 2007 were restated. The prior management resigned shortly before September 30, 2007. After the Stock Exchange Agreement closed in November 2007, new management was able to review all details pertaining to the Company financial statements. Upon this review, it was determined that significant adjustments related to the change in value of derivatives were not properly reflected in the original financial statement reports that were filed on November 20, 2007. Accordingly, management restated the financial statements to properly reflect the revaluation of the embedded derivative financial instruments reflected in the Company’s financial statements for the fiscal quarter ended September 30, 2007and to adjust the amounts of expenses reported for the fiscal quarter ended September 30, 2007. A summary of net adjustments is as follows:

	Previously Reported	Adjustments	As Restated

Assets - DR(CR)	99,768	(6,990)	92,778
Liabilities - DR (CR)	(2,035,384)	(6,651,012)	(8,686,396)
YTD Net Loss	(818,664)	(6,658,002)	(7,476,666)
Loss Per Share	(0.03)	(0.25)	(0.28)

Note 6 - SUBSEQUENT EVENTS

On November 30, 2007, the Company’s management entered into a repurchase agreement with the Note Holders identified in Note 2 above to repurchase the Convertible Notes in exchange for the transfer of 1,200,000 shares of Company Stock from a shareholder of the Company to the Note Holders. In addition, the Warrants were amended to fix the number of outstanding warrants and remove the variable component that would impact the valuation of the outstanding warrants. As a result of this agreement and related changes, the Company no longer will be accounting for the Convertible Notes or the Warrants as derivatives on the Company’s financial statements.

In November, 2007, the Stock Exchange Agreement between the Company and Sector 10 was completed. Based upon the approval of the Company’s shareholders holding a majority of the outstanding shares of the Company’s common stock of the Certificate of Amendment, and the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware, the Company completed the transactions contemplated by the Exchange Agreement, including the issuance and delivery to Sector 10 Holdings and the DeAvila Institute of 47,058,824 and 2,941,176 newly-issued shares of the Company’s common stock, respectively. The Company believes the issuance of such shares to Sector 10 Holdings and the DeAvila Institute was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the provisions of Section 4(2) thereof. The shareholders of Sector 10 Services owned 85% of the issued and outstanding shares of Common Stock immediately after the Sector 10 Transaction was completed in November 2007. The Sector 10 Transaction is treated as a reverse merger for accounting purposes, with Sector 10 Services treated as the surviving entity.

Item 2:  Management’s Discussion And Analysis Or Plan Of Operation

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

The consummation of the transactions contemplated by the Exchange Agreement was conditioned upon the Company’s amendment of its Certificate of Incorporation to authorize the issuance of sufficient shares of the Common Stock to consummate the transactions contemplated by the Exchange Agreement. On or about September 13, 2007 the Company obtained the written consent of the holders of sufficient shares of the issued and outstanding shares of Common Stock to amend the Company’s Certificate of Incorporation for the purpose of increasing the authorized capital of the Company to 200,000,000 shares of capital stock, consisting of 190,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. Based on the approval of the Company’s shareholders, on September 15, 2007, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation for the purpose of affecting the increase in the number of authorized shares of the Company’s capital stock.

Sector 10 Services seeks to become a leading provider of pre-deployed emergency life response equipment across a number of major metropolitan areas located in the United States. The core focus of Sector 10 Services’ operations is developing and marketing first response solutions, utilizing two lines of patented products, Mobile Response Units (“MRU”) and Stationary Response Units (“SRU”). Sector 10 Services intends to position its product offerings to market and address the city-centric emergency needs of larger metropolitan areas with the Pericles LogiX System. The Pericles LogiX System is a structured and integrated emergency solution designed to pre-deploy emergency and disaster response equipment in multi-story residential and commercial buildings. Sector 10 Services is the exclusive provider of the Pericles LogiX System in the United States. Sector 10 Services also offers the SRU and MRU product lines, which are designed to provide emergency safety services in large metropolitan areas. Sector 10 Services has completed development and production of the initial MRU product, has commenced test marketing and sales of the units.

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

Results of Operations

Six Months Ended September 30, 2007 as Compared to the Six Months Ended September 30, 2006

General and Administrative Expenses

General and administrative expenses were $412,696 for the six months ended September 30, 2007. These expenses are made up in large part by compensation expense to a major shareholder of $329,158, accounting fees of $56,519, consulting and professional fees of $23,245 and other expenses of $3,774.

General and administrative expenses were $257,975 for the six months ended September 30, 2006 which were mainly attributed to salaries, professional fees and delivery expenses.

Interest Expense

Interest expense for the six months ended September 30, 2007 was $26,093. Interest expense for the six months ended September 31, 2007 was comprised of $7,022 of amortization of deferred financing costs, $19,071 relating to the convertible notes payable and $0 relating to a notes payable to a major shareholder.

The Company’s interest expense for the six months ended September 30, 2006 was $48,760.

Change in Fair Value of Derivatives

The change in fair value of the Company’s derivative instruments for the six months ended September 30, 2007 was a loss of $7,037,877. The loss was comprised of (a) the fair value of the Company’s single compound embedded derivatives within the Convertible Notes increased in value by $88,035, and (b) the fair value of the Warrants increased by $6,949,842. The Warrants increased in value primarily due to a change in one of the assumptions within the valuation model. The Company’s management felt it was necessary to consider a possible reset of the exercise price of the Warrants due to a small possibility of the Company issuing new debt with additional equity or derivative instruments.

The change in fair value of the Company’s derivatives for the six months ended September 30, 2006 was $0. The Company did not have any embedded or freestanding derivatives during this period. The Company’s discontinued operations also did not have any embedded or freestanding derivatives during this same period.

Discontinued Operations

The discontinued operations are for the Company’s wholly-owned subsidiary SKREEM Entertainment Corporation (“SKREEM”). SKREEM’s core business was to find and manage artists in the music industry. SKREEM was spun-off on February 5, 2007 into its own separate and distinct company. SKREEM’s activity generated a net loss of $763,605 for the six months ended September 30, 2006.

Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006

General and Administrative Expenses

General and administrative expenses were $87,067 for the three months ended September 30, 2007. These expenses were made up in large part by accounting fees of $56,519, consulting and professional fees of $23,245 and other expenses of $7,303.

General and administrative expenses were $108,624 for the three months ended September 30, 2006.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $7,022, comprised principally of amortization of deferred financing costs.

Interest expense for the three months ended September 30, 2006 was $20,985, relating to notes payable to a major shareholder.

Change in Fair Value of Derivatives

The change in fair value of the Company’s derivatives for the three months ended September 30, 2007 was a loss of $6,563,913. The loss was comprised of (a) the fair value of our single compound embedded derivatives within the Convertible Notes increased in value by $88,926, and (b) the fair value of our Warrants increased by $6,474,987. Our Warrants increased in value primarily due to a change in one of management’s assumptions within the valuation model. The Company’s management felt it was necessary to consider a possible reset of the exercise price of the Warrants due to a small possibility of the Company issuing new debt with additional equity or derivative instruments.

The change in fair value of the Company’s derivatives for the three months ended September 30, 2006 was $0. The Company did not have any embedded or freestanding derivatives during this period. The Company’s discontinued operations also did not have any embedded or freestanding derivatives during this same period.

Discontinued Operations

The discontinued operations are for the Company’s wholly-owned subsidiary SKREEM Entertainment Corporation (“SKREEM”). SKREEM’s core business was to find and manage artists in the music industry. SKREEM was spun-off on February 5, 2007 into its own separate and distinct company. SKREEM’s activity generated a net loss of $507,194 for the three months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash of $429 and a deficit in working capital of $8,593,618. This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2008 or for any future period.

The Company has financed its operations almost exclusively through the sale of Common Stock. The Company does not presently have the means to generate revenues from it operations. As a result, the Company will be required to finance its operations through the sale of equity or the incurrence of debt. There can be no assurance that the Company will be successful in arranging financing or, that if the Company is able to arrange financing, the terms of such financing will be reasonable or acceptable to the Company’s Board of Directors.

The Company anticipates that up to $375,000 of additional working capital will be required over the remainder of the Company’s fiscal year ending March 31, 2008 to meet the Company’s budgeted needs. The Company does not have sufficient cash on hand to meet these anticipated obligations.

The Company does not currently have any arrangements for financing and there is no indication that the Company will be able to find financing necessary to continue its operations. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable.

The Company’s continuation as a going concern is dependent upon continued financial support from the Company’s shareholders and other related parties.

Total Assets

The Company had $92,778 in total assets as of September 30, 2007. As of September 30, 2007, the Company’s total assets consisted of (a) $429 in cash, (b) $14,123 due from an affiliate and (c) $78,226 of deferred financing costs.

Total Liabilities

The Company had $8,686,396 in total liabilities as of September 30, 2007. As of September 30, 2007, the Company’s total liabilities consisted of (a) $221,194 of accounts payable and accrued liabilities, (b) $8,434,122 of derivative liabilities, (c) $19,800 in notes payable to an affiliate, and (d) a net balance of $11,280 on the Convertible Notes, with the Convertible Notes having a notional balance of $600,000 and $588,720 of discount to the debt still remaining to be accreted.

Operating Activities

Cash used in operations for the six months ended September 30, 2007 was ($386,152). Operating activities were affected by non-cash expenses of $7,037,877 for the change in fair value of the derivative liabilities and $13,054 of amortized deferred financing costs and accreted discounts on the Convertible Notes. Operating activities were also affected by the change in accounts payable and accrued liabilities of $66,784 and the change in the amount due to an affiliate by ($27,201).

Investing Activities

Cash from investing activities for the six months ended September 30, 2007 was $400,000. The Company received payment from Weaver Interactive, Inc. for a note receivable in the amount of $400,000 in April of 2007.

 Financing Activities

Cash used in financing activities for the six months ended September 30, 2007 was $15,200. The Company’s financing activities for this period consisted of (a) payments made by a shareholder on a notes payable of $35,000 and (b) proceeds from a new notes payable of $19,800.

Risks Related to the Company’s Business and Operations

Investing in the Common Stock involves a high degree of risk. You should carefully consider the risks described below, and all of the other information set forth in this report before deciding to invest in shares of Common Stock. In addition to historical information, the information in this report contains forward-looking statements about the Company’s future business and performance. The Company’s actual operating results and financial performance may be different from what the Company’s management expects as of the date of this report. The risks described in this report represent the risks that management has identified and determined to be material to the Company. Additional risks and uncertainties not currently known to the Company’s management, or that the Company’s management currently deems to be immaterial, may also materially harm the Company’s business operations and financial condition.

Going Concern Qualification

The Company has generated limited cash flow, has incurred net losses since inception and has a working capital deficiency. The Company does not have the means to generate revenues sufficient to cover anticipated expenses. Existing funding from internal sources or from public or private financing is insufficient to fund the Company’s business. If the Company is unable to quickly generate capital from operating activities or from external sources, the Company will have to substantially curtail its operations and will likely need to suspend its operations entirely. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s going concern uncertainty will likely affect its ability to raise additional capital, and may also affect its relationships with suppliers and prospective customers. Investors should carefully examine the Company’s financial statements.

The Company has not generated revenues and has not executed any contracts for the sale of the Company’s products.

The Company has not generated any revenues. Based on the consummation of the Sector 10 Transaction, the Company has changed its business operations. The Company intends to negotiate contracts that may generate revenues; however, none of those contracts has been executed, and the Company can provide no assurance that any such contracts will ever be executed. There can be no assurance that the Company will generate any revenues. If the Company does not generate revenues in the near term, the Company will have to substantially curtail its operations and will likely need to suspend its operations entirely.

The Company intends to use outside sources to fulfill contract obligations and has limited control over the provider’s ability to meet the Company obligations.

The Company will be required to engage third-party suppliers to manufacture the products the Company proposes to sell. The Company has no control over such third-party suppliers. If any or all of those third-party suppliers fails to supply sufficient products on a timely basis to meet the terms of any contract, the Company would be unable to perform its obligations to its customers, if any. If the Company is successful in negotiating and executing contracts for the sale of its products and if a third-party supplier fails to perform its obligations under its arrangement with the Company, the Company’s financial condition and results of operation would be materially and adversely affected.

The directors, executive officers and principal shareholders of the Company have effective control of the Company, preventing non-affiliate shareholders from significantly influencing the Company’s direction and future.

The Company’s directors, officers, and principal shareholders and their affiliates control in excess of 80% of the outstanding shares of Common Stock and are expected to continue to control a majority of the Common Stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the Company’s shareholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than management’s affiliates from influencing the Company’s direction and future.

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

The market price of the Common Stock is highly volatile. The price for the Common Stock may change dramatically as the result of announcements of the Company’s operating or financial results, the rate of the Company’s expansion, significant litigation or other factors or events that would be expected to affect the Company’s business or financial condition, results of operations and other factors specific to the Company’s business and future prospects. In addition, the market price for the Common Stock may be affected by various factors not directly related to the Company’s business, including the following:

•	intentional manipulation of the price of the Common Stock by existing or future stockholders;

•	short selling of the Common Stock or related derivative securities;

•	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of shares of Common Stock;

•	the interest, or lack of interest, of the market in the Company’s business sector, without regard to the Company’s financial condition or results of operations;

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

The Company’s business may be affected by increased compensation and benefits costs.

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

Shares of Common Stock should be considered to be “low-priced” or “penny stock,” resulting in increased risks to investors and certain requirements being imposed on some brokers who execute transactions in the common stock. In general, a low-priced stock is an equity security that:

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

• bid and offer price quotes and volume information;

• the broker-dealer’s compensation for the trade;

• the compensation received by certain salespersons for the trade;

• monthly accounts statements; and

• A written statement of the customer’s financial situation and investment goals.

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

Item 3.  Controls and Procedures

(a) Based on the evaluation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2007, the Company’s disclosure controls and procedures were not effective. Due to transition with management, the September 30, 2007 Form 10-QSB was filed without reflecting significant adjustments for the revaluation of embedded derivatives and adjustments for other expenses, thereby resulting in a need to amend the financial statements and various disclosures. This control deficiency resulted in a need to file amendments to the Company’s Quarterly Reports on Form 10-QSB for the quarter ended September 30, 2007. The Company has hired a new Chief Financial Officer who the Company anticipates will commence employment with the Company in March 2008. The Company intends to design controls and procedures for the financial reporting process to mitigate future timing and review issues. These new controls are expected to be in place for the fiscal year end March 31, 2008.

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

SKRM Interactive, Inc.

Date March 3, 2008	By:	/s/ Pericles DeAvila
Pericles DeAvila, President

Date March 3, 2008	By:	/s/ Pericles DeAvila
Pericles DeAvila
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith