Form 10KSB
period 2008-03-31
SECTOR 10 INC
filed 2008-07-15
CIK 925661

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-24370

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(Name of small business issuer in its charter)

Delaware	33-0565710
State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

14553 South 790 West #C

Bluffdale, UT 84065

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Include Area Code: (801) 478-2475

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities Registered Pursuant to Section 15(d) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports);and (2) has been subject to such filing requirements for the past ninety (90)days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year were $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days:

As of July 11, 2008, the Registrant had 78,520,292 shares of Common Stock issued and outstanding with an average market value of .06 per share for a total market value of $4,711,218.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g. part I, part II, etc.) Into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None.

TABLE OF CONTENTS

		Page

	PART I

ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	6
ITEM 3.	LEGAL PROCEEDINGS	6
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	6

	PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
	EQUITY SECURITIES	7
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
	OF OPERATION	8
ITEM 7.	FINANCIAL STATEMENTS	13
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	24
ITEM 8A.	CONTROLS AND PROCEDURES	24
ITEM 8B.	OTHER INFORMATION	25

	PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	26
ITEM 10.	EXECUTIVE COMPENSATION	28
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	29
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	29
ITEM 13.	EXHIBITS AND REPORTS OF FORM 8-K	29
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	30

	SIGNATURES	31

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

Sector 10 Services USA Inc. acquired SKRM Interactive through a reverse merger transaction on November 20, 2007.  After the merger transaction, the Company had 77,320,292 shares outstanding. Purchase accounting adjustments were made to account for the combination of the entities. Immediately after the merger, the company was called SKRM Interactive, Inc. and continued its reporting obligations under that name. The Company was formerly named Sector 10, Inc. on April 15, 2008. The SKRM year end of March 31 was continued with the new entity.

Sector 10, Services USA, Inc. was formed as a Nevada corporation on September 16, 2002 and was a majority owned subsidiary of Sector 10, Holdings, Inc. The Company had minimal activity in 2002 and has been inactive until immediately prior to the acquisition of SKRM Interactive.

This report contains forward-looking statements within the meaning of Section 29a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from historical or anticipated results. You should not place undue reliance on such forward-looking statements, and, when considering such forward-looking statements, you should keep in mind the risk factors noted throughout this Form 10-KSB, including the section of this report entitled “Risks Related to Our Business and Operations.” You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto, which are included elsewhere in this report.

Description of Sector 10 Business

Sector 10 is a systems integration sales and marketing company  representing a unique line of proprietary products and technologies developed and manufactured by Sector 10 Holdings, Inc.  The products focus on the pre-deployment of emergency response while generating secondary revenue streams such as communication channels and interactive advertising.  Sector 10 has been structured to position itself as a licensed sales and distribution venue for the Sector 10 emergency response products.

Sector 10’s life saving services center around the placement of stationary kiosks called SRU’s in high traffic venues and high-rise buildings. The SRU’s or stationary response units contain personal protective equipment (PPE) that can help people, prevent fatalities and injuries during natural disasters, terrorist attacks, and other life threatening situations such as fires. In addition the SRU provides four channels of communication and tracking capabilities that are linked to a command center and can interact with first responders to ensure the greatest number of lives can be saved.

These kiosks or Stationary Response Units (SRU’s) can also be utilized as a means of communication during times of normal operation. The video displays create an interactive experience (with search and user menus) that enhances any facility by spreading information efficiently an effectively to patrons through an information and advertising network that caters to the specific needs of each unique building.

Sector 10 products have received endorsements from the Department of Homeland Security, Be Ready Utah, and Former Senator Jake Garn. Sector 10 is in the process of positioning itself as the global leader in pre-deployment emergency response.

Products

First and last, Sector 10 products serve a vital public safety function and are emergency response systems. This is particularly true of the SRU, which has no interactive communication system on-board. The primary market for this product is high-rise buildings.

SRUs offer these Emergency Response Features:

• Smoke, chemical and biological masks	• Battery backup
• Eye wash system	• Evacuation chair
• Iodide tablets	• Strobe light
• Integrated computer system	• Siren
• Visual touch screen panel	• First aid supply packs
• Wi-Max wireless technology	• Real-time personnel tracking
• Surveillance camera	• OSHA compliant

But Sector 10 has created additional business value and opportunity with the SRU-M. This innovative product combines life safety resource or the SRU that are vital to emergency response with interactive communications technologies. This creates a new market by penetrating previously impermeable distribution points for advertising. This new market – Pre-deployed public safety systems – is a market segment being created by Sector 10. It is untouched and wide open with staggering potential for growth worldwide.

SRU-Ms are placed in high traffic public venues such as airports, convention centers, mass transit stations, entertainment venues, sports arenas and stadiums, and retail locations - wherever the public is found in masses. These are pre-deployed life saving devices that generate revenue during times of normal operations. The advertising dollars created can more than offset the expense of these multi-purpose units. Imagine the possibilities of a 42" display with multiple sections of interactive user-driven content!

Sector 10 has product placement programs that can place SRU-Media in high traffic areas at discounted prices or at maintenance-only cost to the end user... With the widespread adoption of pre-deployed emergency response systems, Sector 10 is building one of the largest proprietary digital networks in the world. Each day tens of thousands of people will be exposed to ads displayed on SRU-Ms, and the number will continue to grow.

With the SRU-M Sector 10 is creating a new market, a new way to deliver advertising messages to both large, gathered publics and to highly targeted audiences. This will be achieved by:

•

Finding large, high traffic public venues which need both emergency response systems for public safety and the ability to deliver advertising messages to these publics. These venues include various high traffic locations such as malls, conventions centers, arenas, airports, and big box retailers throughout the United States.

•

Negotiating with the venue management for the placement of the emergency response systems which contains the advertising message delivery components. The venue’s need for emergency response systems allows Sector 10 to gain access to high traffic real estate that otherwise would be too expensive or simply not available, thus solving the real estate expense problem of many advertising vehicles.

•

Finding sponsors to fund the placement of the advertising/emergency response systems in exchange for a portion of the revenues derived from the sale of advertising. Typical sponsors will be individuals and institutions looking for predictable return on a passive investment.

•

Developing a national advertising sales management team to work with established advertising agencies to represent the Sector 10 advertising opportunity to their clients. It is not anticipated that Sector 10 advertising will be the sole advertising medium employed and therefore we expect that partnering with ad agencies will be the most cost effective means of generating ad sales.

Through this model Sector 10 will have two primary revenue streams:

•

The sale and placement of the advertising/emergency response systems. This revenue will be provided by the sponsors who fund the placement of the systems.

•

The on-going sale of advertising that is placed on the communications delivery components of the emergency response system during times of normal operation.

A more traditional sales model applies to the SRU. This product is intended for strictly safety applications, primarily in high rise buildings where the emergency response preparation needs remain acute but the public traffic is not as heavy. The SRU contains needed life safety resources, but has no messaging systems. Preliminary market response indicates that a lease will be the most attractive placement model for potential customers.

Global Communications Network

The Sector 10 network is a global communications network that manages the delivery of emergency and commercial messaging to SRU-Ms.  This network will be used for content distribution, secure remote data storage (to facilitate Sarbanes-Oxley compliance), voice communications, and site monitoring with video surveillance. A true networked digital signage solution ensures that digital advertisements play in designated zones, at designated times. The network will be fully integrated with the Emergency Alert System (EAS) including emergency alerts issued by the Department of Homeland Security and Amber Alerts.

The Market

In the market for Sector 10 products and services is largely untapped because we are creating that market ourselves through our unprecedented combination of business and public needs. There are many disaster preparedness needs in our nation’s cities as well as unlimited advertising opportunities. Sector 10 products are distinguished by superior technology, unrivaled emergency and safety response systems and unique messaging features.

Major US markets for the SRU-M devices include more than 700 malls, 10,000 big box retail stores, 150 convention centers, 150 arenas, and 100 airports. These combined US venues represent a potential of more than 144,000 product placements.

Building Shareholder Value

The market opportunity available for Sector 10 products and its services is largely untapped. We Have created patented products and processes to specifically address our target markets and give us a clear edge over future competition. There are many disaster preparedness needs in our nation’s cities, our unprecedented combination of business solutions and public needs delivers not only a real need, but also creates a new product category in the market. Advanced technology, unrivaled emergency safety response systems and our unique messaging features distinguish Sector 10 products from other products currently on the market.

In addition to our pre-deployed features the SRU-M products present enhanced revenue opportunities to Sector10 and its shareholders. Alternative forms of advertising and marketing are on the rise. More and more, advertisers are looking to other forms of media, many of them un-measurable and un-quantified to meet their marketing needs. Ad agencies traditional ways of reaching their consumers are giving way to new media and new ways of engaging an audience. Advertisers now know that traditional TV as well as print ads are no longer sufficient ways to reach people affectively and as a result are directing their dollars to more new inventive ways of reaching the target market. If they want to remain competitive, agencies must take a serious look at new opportunities. These opportunities gave rise to Google, Yahoo and many others.

Because of the mobility of the consumer walking by the SRU-M’s, ads will typically be shorter in length unless they stop and engage the SRU-M. The interactivity would allow the consumer to see a longer version of the ad or click for more information on the company of which S-10 would be able to charge more from the advertiser. “ Pre-deployed Emergency Response thru Media Placement”

Employees

The Company, as of June 15, 2008, has no full time employee. A total of 2 persons (CEO and CFO) work part time for the company and also work for the majority shareholder Sector 10 Holdings, Inc. As sales activity begins, the Company is expected to hire sales, compliance and administrative employees. Sales activities are expected to begin in the 2nd quarter of the fiscal year ended March 31, 2009.  Hiring of full time employees are expected to begin in the same period. It is expected that at least 20 people will be hired to assist the Company efforts for the fiscal year ended March 31, 2009. Fewer employees will be hired if the sales activity is less than expected.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s administrative offices are located in a leased office facility located at 14553 South 790 West #C

Bluffdale, UT 84065. The facility contains approximately 2,000 square feet of office space. The lease is maintained by the principal shareholder of the Company. Shared expenses incurred by Sector 10 Holdings are allocated to the Company on a monthly basis. The allocation includes a portion for rent expenses. The Company is seeking new office space to accommodate the growth in personnel expected when the sales activity begins in fiscal 2009. No lease arrangement has been finalized as of the date of this report.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any litigation, pending or threatened, to which it is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the fourth quarter of the Company’s fiscal year ended March 31, 2008, other than those for which the majority of shares entitled to vote upon were approved as set forth in the Def 14C Information Statement, filed on March 19, 2008, approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company's name will change to “Sector 10, Inc..”.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The Company’s Common Stock trades on the Over the Counter Bulletin Board under the symbol SECT.OB. Prior to April 28, 2008, the stock traded under the symbol “SKMI.OB.” The Company’s stock began trading subsequent to its year end of March 31, 2006. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of June 19, 2008, the Company had approximately 175 shareholders of record.

The following chart sets out the Open, High, Low, Close, Volume and Adjusted Close Price for the stock for the period from March 30, 2007 until March 31, 2008. The dates represent the last trading date for the respective month:

Date	Open	High	Low	Close	Volume	Adj. Close
2008-03-31.12		.12	.12	.12	12,000.12
2008-02-29.19		.20	.19	.19	62,000.19
2008-01-31.17		.17	.16	.17	45,900.17
2007-12-31.33		.33	.24	.24	163,900.24
2007-11-30.53		.60	.53	.54	25,500.54
2007-10-31.73		.73	.73	.73	2,200.73
2007-09-28.91		.95	.85	.90	25,800.90
2007-08-31.60		.60	.52	.60	9,300.60
2007-07-31.95		.95	.95	.95	700.95
2007-06-29.22		.25	.20	.20	30,400.20
2007-05-31.13		.13	.13	.13	5,000.13
2007-04-30.11		.11	.11	.11	5,000.11
2007-03-30.19		.19	.19	.19	19,000.19

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

The Company anticipates that it will continue to acquire additional furniture and computers during the next twelve months. Any acquisitions would be furniture and computers for new personnel that may be hired and potential costs associated with relocation of corporate offices.

The Company anticipates a significant change in the number of employees in the next twelve months. As sales activity begins, the Company is expected to hire sales, compliance and administrative employees. Sales activities are expected to begin in the 2nd quarter of the fiscal year ended March 31, 2009.  Hiring of full time employees are expected to begin in the same period. It is expected that at least 20 people will be hired to assist the Company efforts for the fiscal year ended March 31, 2009. Fewer employees will be hired if the sales activity is less than expected.

Our independent registered public accounting firm issued a report on their audit of our financial statements for the fiscal year ended March 31, 2008. Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities and has incurred net losses for the fiscal year, and have a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations. The independent registered public accounting firm’s report contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public accounting firm's report and examine our financial statements.

Results of Operations for the year ended March 31, 2008 as compared to the year ended March 31, 2007.

Revenues -

No revenues were generated for the year ended March 31, 2008 or for the year ended March 31, 2007.

Since the merger on November 20, 2007, the Company has been restructured to position itself as the sales and distribution venue for Sector 10 pre-deployed emergency equipment. The product has been enhanced to provide other revenue opportunities in large high traffic areas through the sale of media. Sales activity is expected to begin in the 2nd quarter of the fiscal year ended March 31, 2009. Upon installation of the equipment, other revenue opportunities are expected to be established.

General and Administrative Expenses -

General and administrative expenses were $123,946 for the year ended March 31, 2008. These expenses are made up in large part by accounting, consulting and professional fees.

General and administrative expenses were $0 for year ended March 31, 2007.

Other income -

The Company had no other income for the year ended March 31, 2008 or for the year ended March 31, 2007.

Other expenses -

The Company had no other expenses for the year ended March 31, 2008 or for the year ended March 31, 2007.

Interest expense

The Company had interest expense of $3,815 for the year ended March 31, 2008 or for the year ended March 31, 2007.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of ($692) with a deficit in working capital of $845,370 as of March 31, 2008 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $20,990 in total assets for the year ended March 31, 2008. Our total assets are comprised of $20,990 in net fixed assets.

Working capital -

Since the merger on November 20, 2007, we have financed our operations exclusively through advances from shareholders and officers. We expect to finance operations through the sale of equity and or debt financing. We anticipate that sales activity will begin in the 2nd quarter of the fiscal year ended March 31, 2009. Sales activity is expected to generate sufficient cash flow to fund the ongoing operations of the business. There is no guarantee that we will be successful in arranging financing on acceptable terms or that future sales activity will be sufficient for funding operations.

We anticipate that up to $5,000,000 of additional working capital will be required over the next 12 months to meet our budgeted needs for the coming year including sales development and expansion activity. We do not have sufficient cash on hand to meet these anticipated obligations.

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

Liabilities -

Current and total liabilities as of March 31, 2008 were $845,370. The balance was composed of a shareholder payable of $649,200, accounts payable of $82,291, bank overdraft of $692 and net payables and interest from funding advances from Sector 10 Holdings and Peric DeAvila of $113,187 . The entire shareholder liability of $649,200 was subsequently converted to equity under an agreement with the Company on May 8, 2008.

Cash flows –

Year Ended
March 31,
Sources and Uses of Cash	2008
Net cash provided by / (used in)
Operating activities	$(87,814)
Investing activities	(22,250)
Financing activities	110,064

Increase/(decrease) in cash and cash equivalents	$-

Year end March 31, 2008
Cash and cash equivalents	$-

Operating Activities -

Cash used in operations for the year ended March 31, 2008 was (87,814). This included a loss from operation of (123,946), a net change in accounts payable for payables not assumed in the SKRM merger of 34,872 and an adjustment for non cash depreciation expense of $1,260.

Cash used in operations for the year ended March 31, 2007 was $0.

Investing Activities -

Investing Activities include fixed asset purchases of (22,250) for the year ended March 31, 2008. There was no cash from investing activities for the year ended March 31, 2007.

Financing Activities -

Cash used in financing activities for the year ended March 31, 2008 was $110,064. This was comprised of net advances from Sector 10 Holdings / Peric DeAvila of $109,372 and a net bank overdraft of $692.

Cash used in financing for the year ended March 31, 2007 was $0.

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

Revenue -

No revenues were recognized in the current or prior period.

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

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have paid dividends.

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

Our directors, officers, and 5% stockholders and their affiliates control in excess of 80% If our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Sector 10, Inc. (fka SKRM Interactive, Inc.)

Bluffdale, Utah

We have audited the accompanying consolidated balance sheet of Sector 10, Inc. (fka SKRM Interactive, Inc.) as of March 31, 2008, and the consolidated statements of operations, stockholders equity (deficit) and cash flows for the years ended March 31, 2008 and 2007 and from inception of the development stage on September 16, 2002 through March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sector 10, Inc. (fka SKRM Interactive, Inc.) as of March 31, 2008, and the results of their operations and their cash flows for the years ended March 31, 2008 and 2007 and from inception of the development stage on September 16, 2002 through March 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Sector 10, Inc. (fka SKRM Interactive, Inc.)’s internal control over financial reporting as of March 31, 2008 and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders’ deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah

July 14, 2008

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

March 31, 2008

March 31, 2008
ASSETS

Current assets:
Cash	$-

Fixed Assets:
Furniture	9,182
Computers	13,068
Total Fixed Asset Cost	22,250
Less: Accumulated Depreciation	(1,260)
Net Fixed Assets	20,990

Total assets	$20,990

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$692
Accounts payable and accrued liabilities	82,291
Account payable – shareholder	649,200
Account payable – officer / shareholder	3,580
Accounts payable – Sector 10 Holdings	109,607
Total current liabilities	845,370
C
Total liabilities	845,370

Shareholders' deficit:
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-
C Common shares - $0.001 par value; 199,000,000 authorized; 77,320,292 shares issued and outstanding	77,320
Additional paid - in capital (Deficit)	(774,168)
Deficit accumulated during the development stage	(127,532)
Total shareholders' deficit	(824,380)
Total liabilities and shareholders' deficit	$20,990

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2008 and 2007 and for the Period From Inception,

September 16, 2002 to March 31, 2008

	Years Ended		Inception to
	March 31,	March 31,	March 31,
	2008	2007	2008
Expenses:
General and administrative	$120,131	-	$123,717
Total expenses	120,131	-	123,717
Loss from operations	(120,131)	-	(123,717)
Interest expense	3,815		3,815
Net Loss	$(123,946)	$-	$(127,532)

Weighted Average Shares Outstanding – basic and diluted	59,880,215	50,000,000
Basic and diluted loss per share
Continuing Operations	$(0.00)	$(0.00)
Net Loss	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the period from September 16, 2002 (inception) through March 31, 2008

				Deficit Accumulated
			Additional	During the
	Common stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance at Inception, September 16, 2002	-	$-	$-	$-
Issuance of common stock for cash	47,000,000	47,000	(43,625)	-
Issuance of common stock for services	3,000,000	3,000	(2,789)	-
Net loss from September 16, 2002 to December 31, 2002	-	-	-	(3,586)
Balance at December 31, 2002	50,000,000	50,000	(46,414)	(3,586)
Net loss	-	-	-	-
Balance at December 31, 2003	50,000,000	50,000	(46,414)	(3,586)
Net loss	-	-	-	-
Balance at December 31, 2004	50,000,000	50,000	(46,414)	(3,586)
Net loss	-	-	-	-
Balance at December 31, 2005	50,000,000	50,000	(46,414)	(3,586)
Net loss	-	-	-	-
Balance at December 31, 2006	50,000,000	50,000	(46,414)	(3,586)
Recapitalization	27,320,292	27,320	(727,754)	-
Net loss	-	-	-	(123,946)
Balance at March 31, 2008	77,320,292	$77,320	$(774,168)	$(127,532)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended March 31, 2008 and 2007

and for the Period From Inception,

September 16, 2002, to March 31, 2008

	Years Ended		Inception to
	March 31,	March 31,	March 31,
	2008	2007	2008

Cash Flows from Operating Activities:
Net Loss	$(123,946)	$-	$(127,532)
Loss from continuing operations	(123,946)	-	(127,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,260		1,260
Changes in
Accounts payable and accrued liabilities	34,872	-	34,872
Net cash used in operating activities	(87,814)	-	(91,400)

Cash Flows from Investing Activities:
Fixed asset purchases	(22,250)	-	(22,250)
Net cash used in investing activities	(22,250)	-	(22,250)

Cash Flows from Financing Activities:
Bank overdraft	692	-	692
Net proceeds from Shareholder /Officers	619,546		619,546
Net payments to Shareholder/Officers	(510,174)		(510,174)
Proceeds from issuance of common stock	-	-	3,586
Net cash provided by financing activities	110,064	-	113,650
Net increase (decrease) in cash and cash equivalents	$-	$-	$-

Cash Paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS OPERATIONS

Sector 10, Inc. (formerly known as SKRM Interactive, Inc.) was the acquiring company resulting from the combination of Sector 10 Services USA, Inc, a private company, and SKRM Interactive, a public company. Sector 10 Services acquired SKRM Interactive through a reverse merger transaction on November 20, 2007. After the merger transaction, the Company had 77,320,292 shares outstanding. Purchase accounting adjustments were made to account for the combination of the entities. Immediately after the merger, the company was called SKRM Interactive, Inc. and continued its reporting obligations under that name. The Company was formerly named Sector 10, Inc. on April 15, 2008. The SKRM year end of March 31 was continued with the new entity.

Sector 10, Services USA, Inc. was formed as a Nevada corporation on September 16, 2002 and was a majority owned subsidiary of Sector 10, Holdings, Inc. The Company had minimal activity in 2002 and has been inactive until immediately prior to the acquisition of SKRM Interactive. The Company was inactive for the full 12 months ended March 31, 2007.

SKRM Interactive, Inc., formerly Skreem Entertainment Corporation (“SKREEM”) was incorporated in Nevada on August 19, 1999. On November 30, 2006, SKREEM changed its name to SKRM Interactive, Inc.

Sector 10, Inc. currently acts as the sales distribution company for Sector 10 Holdings products. Sector 10 Holdings develops and markets emergency and disaster response equipment known as SRU which is an emergency communications system with on-board life safety resources that are needed in an emergency event. The SRU-M product contains two large video screens and is placed in high traffic areas such as convention centers, arenas and malls. The screens combined with the network used for the emergency response services provides both the Company and the customers with additional revenue sources by placing media on its screens. SRU products will be placed in high rise, office buildings and other non-high traffic areas without the media screens. The Company will coordinate sales activity both domestically and internationally.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Since the acquisition on November 20, 2007, there is no activity in the former SKRM company. All activity has been through the company known as Sector 10, Inc. The consolidation of these companies is presented in these financial statements

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

It is the Company’s policy to invest cash with financial institutions judged to be highly secure. For purposes of the statement of cash flow, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Note Payable

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila. Currently, no interest is charged on any balance due in the account. The Company has imputed interest at 8% per annum.

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

Impact of Recent Accounting Pronouncements

Sector 10 does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 3 – REVERSE MERGER

On September 12, 2007, Sector 10, Inc., Jeffrey Martin (Sector 10 Shareholder), Sector 10 Services-USA, Inc. (“Sector 10 Services”), Sector 10 Holdings, Inc. (“Sector 10 Holdings”) and the Pericles DeAvila Institute for Humanitarian Studies (the “DeAvila Institute”) entered into a Stock Exchange Agreement (the “Exchange Agreement”) setting forth the terms and conditions upon the above named parties thereto proposed to consummate a stock exchange transaction pursuant to which Sector 10 Holdings and the DeAvila Institute would transfer to the Company approximately 75% of the issued and outstanding shares of common stock of Sector 10 Services in exchange for (i) the Company’s issuance and delivery to Sector 10 Holdings and the DeAvila Institute of 47,058,824 and 2,941,176 newly-issued shares of the Company’s common stock (the “Common Stock”), respectively, and (ii) Mr. Martin’s transfer and delivery to Sector 10 Holdings and the DeAvila Institute of 14,117,674 and 882,353 outstanding shares of Common Stock, respectively (collectively, the “Sector 10 Transaction”). A summary of the terms of the Exchange Agreement and related details were originally disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007 (the “October Form 8-K).

As disclosed in the October Form 8-K, the consummation of the transactions contemplated by the Exchange Agreement was conditioned upon the Company’s amendment of its Certificate of Incorporation to authorize the issuance of sufficient shares of the Company’s common stock to consummate the transactions contemplated by the Exchange Agreement. On or about September 13, 2007 the Company obtained the written consent of the holders of sufficient shares of the issued and outstanding shares of the Company’s common stock to amend the Company’s Certificate of Incorporation for the purpose of increasing the authorized capital of the Company to 200,000,000 shares of capital stock, consisting of 199,000,000 shares of common stock and 1,000,000 shares of preferred stock. Based on the approval of the Company’s shareholders, on September 15, 2007, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation for the purpose of affecting the increase in the number of authorized shares of the Company’s capital stock.

In November 2007, based upon the approval by the Sector 10’s shareholders of the Certificate of Amendment, and the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware, the Company completed the transactions contemplated by the Exchange Agreement, including the issuance and delivery to Sector 10 Holdings and the DeAvila Institute of 47,058,824 and 2,941,176 newly-issued shares of the Company’s common stock, respectively. The Company believes the issuance of such shares to Sector 10 Holdings and the DeAvila Institute was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the provisions of Section 4(2) thereof.

The shareholders of Sector 10 Services owned 85% of Sector 10 immediately after the exchange was completed in November 20, 2007. The exchange transaction is treated as a reverse merger with Sector 10 Services treated as the surviving entity. The financial statements have been adjusted to eliminate all prior Sector 10 information and include prior Sector 10 Services financial information.

The merger occurred in the 3rd quarter and various adjustments were required. A summary of significant adjustments to the Balance Sheet of the Company resulting from the merger of Sector 10 Services Inc. and SKRM Interactive is as follows:

In the 4th quarter, additional liabilities were identified that were assumed in the merger. These additional liabilities were general accounts payable totaling $60,088. An adjustment was made to include in accounts payable and to adjust additional paid in capital. The adjustment is reflected in the Statement of Shareholders Deficit.

The reporting period for the new entity will continue with a March 31 fiscal year end. The name of the company was formerly changed to Sector 10, Inc. on April 15, 2008.

Note 4 –STOCKHOLDERS EQUITY

In November 2007, the Company received approval to increase its authorized common stock to 199,000,000 shares. With this authorization, Sector 10 issued 50,000,000 shares (47,058,824 shares to Sector 10 Holdings Inc and 2,941,176 shares to the DeAvila Institute) and as part of the reverse merger between Sector 10 and Sector 10 Services, Inc.

On November 30, 2007, $600,000 Convertible notes were repurchased by the Company for the issuance of 1,200,000 shares of Company stock. A shareholder provided the shares in the initial transaction. The financial statements present a liability to shareholders of $649,200 at December 31, 2007. This amount is still outstanding at March 31, 2008. Subsequent to the year end, on May, 8, 2008, the Company entered into an agreement with the shareholder to formerly agree to the conversion of the debt and the issuance of the new shares. The conversion to equity will be reflected in the 1st quarter for the fiscal year ended March 31, 2009.

On November 30, 2006, Sector 10 issued 10,000,000 warrants to purchase stock at an exercise price of $1.75 per share to its convertible note holders. The warrants were amended as part of the November 30, 2007 repurchase agreement to remove any variable factors that may require adjustments to the outstanding warrants. As of December 31, 2007, the warrants are fixed at 10,000,000 and have been treated as equity for financial reporting purposes. No other changes were made to the warrants in the fiscal year ended March 31, 2008.

Note 5 - GOING CONCERN

As of March 31, 2008, the Company’s revenue generating activities were not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is currently negotiating contracts that are anticipated to generate revenues in the 2nd quarter of the fiscal year ended March 31, 2009. Management also intends to seek additional capital through equity and/or debt financing to assist the Company until profitable operations can be achieved. There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE AND WARRANTS

Prior to the merger with Sector 10, SKRM Interactive, Inc. entered into a securities purchase agreement with four investors (“note holders”) on November 30, 2006, for the sale of (i) $1,000,000 in callable secured convertible notes and (ii) warrants to purchase 10,000,000 shares of common stock at an exercise price of $1.75 per share. On November 30, 2006, Sector 10 sold to the note holders $600,000 in callable secured convertible notes (“convertible notes”) and issued 10,000,000 warrants to purchase stock at an exercise price of $1.75 per share.

SKRM analyzed the convertible notes and the warrants for derivative financial instruments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. It was determined that the convertible notes and the warrants were treated as derivatives for financial reporting purposes. Accordingly, the derivatives were reported in SKRM reports filed prior to the merger in November 2007.

In November 2007, a repurchase agreement was entered into with the investors. The convertible note was retired and the exercise price for the warrants was fixed at $1.75. Due to these changes, the warrants were no longer treated as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities or EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

Note 7 – ACCOUNTS (NOTES) PAYABLE - RELATED PARTIES

During the period ended March 31, 2008, Jeffrey D. Martin, a stockholder used his own shares to assist the company in retiring the convertible debt instrument through the repurchase agreement. Accordingly, the Company recorded a liability to Mr. Martin in the amount of $649,200 to reflect the value of the retired note. There is no interest accruing on the note. The total outstanding liability at the fiscal year ended March 31, 2008 to Mr. Martin was $649,200. Subsequent to the fiscal year end, the note was converted to equity and the Company issued 1,200,000 new common shares to Mr. Martin in exchange for this conversion.

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila. Interest for the fiscal year March 31, 2008 has been charged at an annual rate of 8% as follows:

Interest expense
Sector 10 Holdings, Inc. – Shareholder	2,665
Pericles DeAvila – Officer	1,150
Total interest expense	3,815

The total balances in the accounts at March 31, 2008 for these items were as follows:

Jeffrey Martin – Shareholder	$649,200
Sector 10 Holdings, Inc. – Shareholder	$109,607
Pericles DeAvila – Officer	$3,580

Note 8 - WARRANTS

Activity for year ended March 31, 2008	Warrants
Outstanding, beginning of year	-
Granted	10,000,000
Exercised	-
Expired or cancelled	-
Outstanding, end of year	10,000,000
Exercisable, end of year	10,000,000
Available for grant, end of year	-

The warrant exercise price is fixed at $1.75 at the fiscal year ended March 31, 2008. The warrants expire on November 30, 2013.

Note 9 - INCOME TAX

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

For the years ended March 31, 2008 and 2007, there were no provisions for income taxes and deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

As of March 31, 2008, Sector 10 has net operating loss carryforwards of $122,668. The carryforwards begin to expire in the year 2022. Sector 10's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code. The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.

Significant components of Sector 10's deferred tax asset at March 31, 2008 are as follows:

Description	Amount
Net operating loss carryforwards	$44,269
Less: Valuation allowance	(44,269)
Net deferred tax asset	-

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

Note 11 – SUBSEQUENT EVENTS

The Company received formal approval from the state of Delaware that the name has been changed officially to

Sector 10, Inc. The name change is effective April 15, 2008.

The Company name was formerly changed from SKRM Interactive, Inc. to Sector 10, Inc.  Based upon this name change, a change in the trading symbol was requested. In April, 2008, The Company was informed that the trading symbol has been changed to “SECT” effective on April 28, 2008

On May 8, 2008, the Company entered into an agreement with Jeffrey Martin where Martin converted the $649,200 account payable to equity in return for 1,200,000 newly issued shares of Company Common Stock.

On May 19, 2008 Sector 10, Inc. (“Sector 10”) entered into an agreement with it; major shareholder Sector 10 Holdings, Inc. (“Holdings”). Holdings currently owns approximately 80% of the outstanding shares of Sector 10. Holdings had developed a Server Network to maintain and administer products and services that have been developed by Holdings including the SRU and MRU safety products. Sector 10 has been restructured to act as the primary sales and distribution unit for Sector 10 products and services.

The network has fully integrated capabilities for distribution services including the worldwide transmission of video and audio broadcasts, with content management services that archive data under a redundant system with various server clusters across the nation. To service Sector10’s National and world-wide requirements.

In addition to providing for the normal Sector 10 products such as the SRU and SRU- Media, the Network also has the capability to provide other services. Sector 10 Holdings has identified 3 customers it can place on the on the network as a potential source of income, one of these opportunities could start service on the network on or before June 30th, 2008 upon further exploration of benefits.

A valuation of the network was obtained from a third party that valued the network with business at $20 Million. The value with no business was set at $6 Million.  In an effort to provide funding to promote the development of the sales and administration for Sector 10 Products through the Sector 10, Holdings has agreed to transfer the Network to Sector 10 and agreement was reached as follows:

a)

Sector 10 Holdings, Inc. (“Holdings”) agrees to transfer the Network, customer contracts and related right to Sector 10, Inc. (“Sector 10”) effective the date of this agreement.

b)

Sector 10 reserves the right to transfer the network into a wholly owned subsidiary if deemed appropriate for risk management.

c)

The current value of the Network is $20 Million.

d)

Sector 10 provides Holdings with the following:

1.

$6 Million value shall be paid as follows

a.

$ 1 Million: Paid by issuing 12 Million of newly issued shares of Sector 10, Inc (last trade at .08.)

b.

$5 Million:  Paid by issuing $5 Million Long Term Note due on or before December 31, 2010 with an interest rate of prime plus 1

2.

Value in excess over $6 Million shall be paid as follows:

a.

10% interest in net revenues (as defined) generated from the total network payable monthly. This interest has no expiration.

b.

10% equity interest in future sale or transfer of network to third parties

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 19, 2007, the Board dismissed Malone and Bailey, PC, of Houston, Texas, as the Company’s certified accountant

On November 19, 2007, the Board engaged the following firm to serve as the certified accountant of the Company for the Company’s fiscal year ending March 31, 2008.

HJ & Associates, LLC

50 West Broadway

Suite 600

Salt Lake City, UT 84101-2039

Phone: (801) 328-4408

During the two most recent years and through September 30, 2007, the Company had not consulted with HJ & Associates regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue: or, (ii) any matter that was the subject of disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions to item 304 of Regulation S-K. or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

Critical Accounting Policies

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

(a)

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company expects to expand in the next fiscal year as sales activity is expected to begin. The Company plans the following actions regarding the review and enhancement of internal controls in the fiscal year ended March 31, 2009:

1)

Review each significant financial reporting cycle process. Document procedures and develop new procedures where applicable for all cycles to enhance the internal controls of the respective cycle.

2)

Perform tests of the process and procedures for all significant financial reporting cycles to validate effectiveness by the end of the fiscal year (where appropriate).

3)

Improvement of the accounting system to track and identify revenues and expenses generated by the Company.

4)

Hiring of new accounting and administrative staff to provide more segregation of duties with respect to cash receipts, disbursements, treasury and other key financial functions of the Company.

Any changes to the internal control procedures are expected to be completed in the fiscal year ended March 31, 2009.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of June 27, 2008, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Title	Director or Officer Since
Pericles DeAvila	38	President, Chief Executive	11-20-07
		Officer and Director
Laurence A. Madison	52	Chief Financial Officer / Secretary / Treasurer	03-24-08
		and Director
Alan Rouleau	48	Director	11-20-07

The following is the business background of each officer and director:

Pericles (Peric) DeAvila: Chairman, President, CEO and Director

Pericles DeAvila is the inventor of the SRU-M, and the associated Pericles LogiX System, the first self-contained emergency response systems in the emergency and safety market. He has had years of entrepreneurial experience nationally and internationally. His experience in leading large groups of people was expanded when he continued his construction experience as the commercial/industrial construction manager on large projects in Silicon Valley and in the Seattle area; he is fluent in Portuguese, Italian, French, Spanish, as well as English.

In the development of Sector 10, Mr. DeAvila brought together and leads a seasoned team of experts such as Russell Marriott Jr., who pioneered the first government approved Deferred Compensation 401(K) and PAYSOP plans in the United States; Linda Chandler, former Senior Vice President of Sutro & Company; and Jake Garn, former U.S. Senator, Astronaut and Brigadier General, U.S. Air Force, amongst others. Mr. DeAvila experienced firsthand the power of a natural disaster through an earthquake in the Azores Islands in 1980. He lost a close friend and experienced human devastation and disease and believes that Sector 10 is the fulfillment of an essential need affecting our daily lives.

In 2002, he was the recipient of a Congressional National Leadership Award. He was appointed as special advisor to the Chairman of the Congressional Committee on the Business Advisory Council.

Laurence A. Madison, Executive Vice President, CFO, Secretary, Treasurer and Director

Mr. Madison has more than 30 years experience in public accounting, tax and financial consulting. He has experience as the Chief Financial Officer in both public and private companies. Madison brings Sector 10 experience and expertise in Sarbanes-Oxley compliance and corporate governance. He comes to Sector 10 from the Chicago office of the international accounting and management consulting firm Grant Thornton where he served in the tax quality assurance department. Prior to joining Grant Thornton, Mr. Madison worked with a large national internal audit consulting firm where he was responsible for reviewing financial processes and controls for large multi-national public companies to ensure compliance under Sarbanes- Oxley. Mr. Madison worked for 12 years in “Big Four” accounting firms and for 15 years running his own financial consulting firm where he specialized in providing Chief Financial Officer, tax and financial consulting services to private companies and assisted in raising capital for growth companies. Mr. Madison is licensed in Illinois as a Certified Public Accountant and a member of the AICPA and Illinois CPA Society. He has a Bachelors of Accounting from Purdue University and a Master of Science in Taxation from DePaul University.

Alan Rouleau, Director

Alan Rouleau is a construction industry professional in Seattle, WA. Mr. Rouleau has more than 25 years of multifaceted experience in the leadership of business and construction operations. He is an accomplished, successful professional in major program/general management roles over teams of eight plus professionals. He was the founder of a drywall company in 1984 that serviced the residential and light commercial industry in the Manchester, NH area. Mr. Rouleau has worked on projects such as the Adobe Waterfront, an architectural design project in the

Seattle area. He also led a team of more than one hundred construction professionals responsible for construction and scheduling for a two-year contract at Safeco Field in Seattle, WA. Mr. Rouleau’s experience includes the development and implementation of safety plans in multiple construction scenarios. This process includes assessment, accident prevention, designating competence training and resource allocation to help companies become more profitable by implementing practical safety plans. Mr. Rouleau served in the US Marine Corps from 1978-1982.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

(1)

filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing. Prior to joining the Company, Laurence Madison filed Chapter 7 Bankruptcy on July 27, 2007. Discharge was finalized on December 6, 2007.

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

Name	Fiscal Year	Compensation
Peric DeAvila	2008	$	None
Laurence A. Madison	2008	$	None
Peric DeAvila	2007	$	None

Cash Compensation

There was no cash compensation, to any officers in the fiscal year ended March 31, 2008 or for the year ended March 31, 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2008 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 77,320,292 issued and outstanding shares of the Company’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS
Common	Peric DeAvila (1)	0	0.0%
Common	Laurence Madison	0	0.0%
Common	Alan Rouleau	0	0.0%
Common	Sector 10 Holdings, Inc.	61,941,498	80.1%
Common	DeAvila Institute	3,823,529	5.0%

All officers and Directors as a Group
(2) Persons (3)	0	0.00%

(1) Peric DeAvila has a greater than 5% minority ownership interest in Sector 10 Holdings, Inc.

(2) Includes shares owned by Martin Consultants, Inc. and Am-Pac Investments.

(3) It is anticipated that the Company will develop a stock plan for officers and other employees in the next fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the Year ended March 31, 2007:

No related party activity occurred during the year ended March 31, 2007

During the Year ended March 31, 2008:

The Company issued 50 Million common shares to Sector 10 Holdings and DeAvila Institute as a result of the merger between SKRM Interactive and Sector 10 Services.

Jeffery Martin and related companies transferred 15 Million common shares to Sector 10 Holdings and DeAvila Institute as part of the merger transaction between SKRM Interactive and Sector 10 Services.

Sector 10 Holdings and Peric DeAvila have advanced the Company a net amount of $109, 372 for the year ended March 31, 2008.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES -

	2008	2007
Audit Fees	$17,000	$-
Audit and Related Fees	-	-
Tax Fees		-
All Other Fees		-

Total	$17,000	$-

(1) Audit fees consist of fees billed for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

	By:	/s/ Pericles DeAvila
Pericles DeAvila,
Date: July 14, 2008		Principal Executive Officer

	By:	/s/ Laurence A. Madison
Laurence A. Madison,
Date: July 14, 2008		Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pericles DeAvila	Principal Executive Officer, Director	July 14 2008
Pericles DeAvila

/s/ Laurence A. Madison	Chief Financial Officer, Director	July 14, 2008
Laurence A. Madison