Form 10-Q
period 2008-06-30
SECTOR 10 INC
filed 2008-08-19
CIK 925661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30,2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

SECTOR 10, Inc.

(Formerly SKRM Interactive, Inc.)

(Exact name of registrant as specified in its charter)

———————

Delaware	000-24370	33-0565710
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

14553 South 790 West, Bluffdale, Utah 84065

 (Address of Principal Executive Office) (Zip Code)

(801) 478-2475

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of July 31, 2008 the issuer had 94,060,292 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):		Yes	X	No

TABLE OF CONTENTS

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets - as of June 30, 2008 (Unaudited) and March 31, 2008 (Audited)	3

	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 and for the period from inception, September 16, 2002 to June 30, 2008	4

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period March 31, 2008 to June 30, 2008	5

	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2008 and 2007 and for the period from inception, September 16, 2002, to June 30, 2008.	6

	Notes to the Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	13

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	15

ITEM 1.

FINANCIAL STATEMENTS

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$323	$-
Prepaid assets	139,169	-
Total current assets	139,492	-

Fixed Assets:
Furniture	9,182	9,182
Computers	13,068	13,068
Total fixed asset cost	22,250	22,250
Less: accumulated depreciation	(2,373)	(1,260)
Net fixed assets	19,877	20,990
Other assets:
Network acquisition	1,097,995	-
Total other assets	1,097,995	-
Total assets	$1,257,364	$20,990

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank overdraft	$-	$692
Accounts payable and accrued liabilities	87,700	82,291
Note payable	200,000	-
Note payable – officer / shareholder	54,301	762,387
Total current liabilities	342,001	845,370

Shareholders' equity:
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding
C Common shares - $0.001 par value; 199,000,000 authorized; 94,060,292 and 77,320,292 shares issued and outstanding, respectively	94,060	77,320
Additional paid – in-capital (Deficit)	675,092	(774,168)
Retained earnings (deficit) accumulated during the development stage	146,211	(127,532)
Total shareholders' equity (deficit)	915,363	(824,380)
Total liabilities and shareholders' equity (deficit)	$1,257,364	$20,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2008 and 2007 and for the Period From Inception,

September 16, 2002 to June 30, 2008

	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2008	2007	2008
Expenses:
General and administrative	$240,132	$-	$363,849
Total expenses	240,132	-	363,849
Income (loss) from operations	(240,132)	-	(363,849)
Interest expense	(3,325)	-	(7,140)
Other income: debt restructuring	517,200	-	517,200
Net Income (loss)	$273,743	$-	$146,211

Weighted Average Shares Outstanding – basic and diluted	86,694,798	50,000,000
Basic and diluted income (loss) per share
Continuing Operations	$0.00	$(0.00)
Net Loss	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

				Deficit Accumulated
			Additional	During the
	Common stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance at March 31, 2008	77,320,292	$77,320	$(774,168)	$(127,532)
Issue shares on April 4, 2008 @$.11 per share to Capital Group Communications (unaudited)	3,040,000	3,040	330,960	-
Issue shares on May 8, 2008 @$.11 per share to Jeffrey Martin debt conversion (unaudited)	1,200,000	1,200	130,800	-
Issue shares on May 19, 2008 @$.08 per share to Sector 10 Holdings, Inc. for transfer of Network ownership (unaudited)	12,500,000	12,500	987,500	-
Net income for the period				273,743
Balance at June 30, 2008	94,060,292	$94,060	$675,092	$146,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net income (loss)	$273,743	$-	$146,211
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	194,831	-	194,831
Depreciation	1,113	-	2,373
Gain on debt restructuring	(517,200)	-	(517,200)
Changes in
Accounts payable and accrued liabilities	37,121	-	71,993
Net cash used in operating activities	(10,392)	-	(101,792)

Cash Flows from Investing Activities:
Fixed asset purchases	-	-	(22,250)
Network acquisition / development costs	(97,995)	-	(97,995)
Net cash used in investing activities	(97,995)	-	(120,245)

Cash Flows from Financing Activities:
Bank overdraft	(692)	-	-
Proceeds from general financing	200,000	-	200,000
Proceeds from Shareholder /Officers	32,808	-	652,354
Payments to Shareholder/Officers	(123,406)	-	(633,580)
Proceeds from issuance of common stock	-	-	3,586
Net cash provided by financing activities	108,710	-	222,360

Net increase (decrease) in cash and cash equivalents	323	-	323
Beginning of the year – cash balance	-	-	-
Ending of the period – cash balance	$323	$-	$323

Cash Paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SECTOR 10, INC.

(formerly SKRM INTERACTIVE, INC)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Sector 10, Inc. (“Sector 10” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and required by Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Note 2 – NETWORK ACQUISITION

On May 19, 2008 Sector 10, Inc. (“Sector 10” or “Company”) entered into an agreement with it; major shareholder Sector 10 Holdings, Inc. (“Holdings”).  Holdings currently owns approximately 80% of the outstanding shares of Sector 10.  Holdings had developed a Server Network to maintain and administer products and services that have been developed by Holdings including the SRU and MRU safety products.  Sector 10 has been restructured to act as the primary sales and distribution unit for Sector 10 products and services.

The network has fully integrated capabilities for distribution services including the worldwide transmission of video and audio broadcasts, with content management services that archive data under a redundant system with various server clusters across the nation to service Sector10’s National and world-wide requirements.  In addition to providing for the normal Sector 10 products such as the SRU and SRU- Media, the Network also has the capability to provide other services.

The network was transferred from Holdings to the Company at a cost of $1,000,000 which reflects the prior costs incurred by Holdings prior to the transfer.  As part of the agreement, the Company agreed to pay for development costs that were due in the month of transfer.  This expense amounted to $97,995 in May 2008.

Since the transfer was from a related party, the transfer was recorded at the $1 Million prior costs incurred by Holdings and not the current value of the network. The transfer was reflected as Network acquisition costs and the Company issued 12,500,000 common shares that were valued at $.08 per share for total value of $1,000,000.   The value of the shares will be reviewed after 6 months to verify that value is maintained.  Additional shares may be issued if the value is lower than $1 Million.

The Company has agreed to pay Sector 10 Holdings the following based on future transactions

1.

10% interest in net revenues generated from the total network payable monthly.  This interest has no expiration.

2.

50% equity interest in future sale or transfer of network to third parties for the sales proceeds  up to $6 Million and

3.

25% equity interest in future sale or transfer of network to third parties for the sales proceeds in excess of $6 Million.  Proceeds capped at $20 Million when considering all previous payments and distributions.

Note 3 – DEBT CONVERSION

On May 8, 2008, Sector 10, Inc. (“Sector 10”) and Jeffrey Martin (“Martin”) agreed to convert all outstanding debt owed Martin to common shares of Sector 10, Inc.  A brief description of the transaction and the related background is as follows.

Sector 10 acquired SKRM Interactive in November 2007.  The name SKRM Interactive, Inc was subsequently changed to Sector 10, Inc. in April 2008.  At the time of the acquisition, there were numerous debts and obligations owed by SKRM Interactive, Inc. (Pre-acquisition debt).

Martin transferred 1,200,000 SKRM Interactive, Inc. common shares (“Martin Transfer”) that were owned by Martin and/or related parties to various individuals in satisfaction of pre-acquisition debt.  As a result of the Martin transfer, Sector 10 recorded $649,200 in liabilities due Martin on its books for the fiscal year end March 31, 2008.

 The following agreement was reached by Martin and Sector 10:

a)

Martin agrees that the total amount due from Sector 10 is $649,200 and that Martin desires to convert the debt into Sector 10 shares in an amount equal to the number of shares used by Martin in the Martin Transfer

b)

Sector 10 agrees to issue 1,200,000 new shares of Sector 10, Inc. in complete and total satisfaction of the $649,200 debt to Martin and in satisfaction of any other unrecorded debt that may exist between Martin and Sector 10.

The 1,200,000 shares were issued during the quarter ended June 30, 2008.  The accounting for the debt conversion consisted of reclassification of the note payable of $649,200 to additional paid-in-capital (($130,800) and capital stock ($1,200).  The value of the shares issued on May 8, 2008 was $132,000.  The $517,200 difference between the value and the debt converted was treated as other income.

Note 4 – NOTES PAYABLE

Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder).  Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila.  Interest is charge on the account at a rate of 8% per annum.  Total interest accrued on the accounts is $1,712 which is comprised of Pericles DeAvila - $102 and Sector 10 Holdings - $1,610.

Johnson Financing

On May 11, 2008, Sector 10, Inc. (“Sector 10”) entered into an agreement with Edward Johnson (“Johnson”) to provide short term financing to provide assistance with the development and expansion of the business of Sector 10.

Under the terms of the Agreement dated, May 11, 2008, Sector 10 and Johnson agree to a short term financing $200,000 obligation as follows:

a)

Johnson will provide Sector 10 with a short term loan in the amount of $200,000 immediately upon execution of this Agreement.  The loan will be for term of 9 months with 1 automatic extension of 6 months allowed if so requested by Sector 10.  Interest on the loan is fixed at rate equal to prime plus 1 (As published in the Wall Street Journal as of the effective date of this agreement).   The effective prime rate as of May 11, 2008 was 5%.  The rate under the agreement is  6%

b)

Sector 10 agrees to allocate 20% of the net monthly cash available from the revenues generated by the Network from outside business to pay off the loan principal and interest.  Sector 10 at its discretion may allocate more than 20% of the net cash available from the network.

c)

The Network revenues from the Non-Sector 10 Product business will be the only revenues allocated under this agreement.  Revenues generated from other Sector 10 business activities including SRU-Media, maintenance or other revenues are not included in any calculation of net revenues under this agreement.

The note has been recorded as a short term note.  Interest has been accrued and is recorded as an accrued expense.  Interest is accrued at $1,000 per month until payments are made as agreed from network revenues.   Network revenues are expected to begin in the 2nd quarter of the current fiscal year.  Total interest accrued at June 30, 2008 is $1,613.

Note 5 – EQUITY

During the Quarter ended: June 30, 2008:

In April 2008, 3,040,000 shares were issued to Capital Group Communications as part of a fee arrangement to provide the Company with investor relations services.  The value of the shares was $334,000 which was reflected as an adjustment to capital stock and paid in capital.  The stock was issued for professional fees related to investor relations services.  The total fees of $334,000 were split between the current expense recognized of $194, 831 and prepaid expense of $139,169 which represents expenses that will be recognized in 2nd and 3rd quarterly periods for the year ended March 31, 2009. The current agreement extends through December 17, 2008.

In May, 2008, 1,200,000 shares were issued to Jeffrey Martin in exchange for the conversion of $649,200 debt.  A net adjustment of $132,000 reflecting the value of the equity was made to capital stock and paid in capital.  The difference between the value and the debt converted was treated as other income.

In May 2008, 12,500,000 shares were authorized to be issued to Sector 10 Holdings as part of the Network Acquisition.  The shares were valued at $.08 per share based on the closing price at May 19, 2008.  The agreement for the acquisition requires that the shares retain the $1 Million required value at the end of 6 months.  If value is not retained, then additional shares may be issued to retain the full value at $1 Million.

Note 6 – GOING CONCERN

As of June 30, 2008, the Company’s revenue generating activities were not in place. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management is currently negotiating contracts that are anticipated to generate revenues in the 2nd quarter of the Company’s fiscal year ending March 31, 2009. Management also intends to seek additional capital through equity and/or debt financing to assist the Company until profitable operations can be achieved. There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 7 – INCOME TAXES

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

The Company’s financial statements for the three month period ended June 30, 2008 and 2007 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the additional losses expected to be incurred in the balance of the fiscal year and net operating losses are sufficient to offset the debt forgiveness income that was reflected in the current period.  Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

Overview

Sector 10 Services has been developing relationships and presently has contracts under review that could generate significant revenues for the Company. The initial contracts are expected to be completed before the conclusion of the 2nd quarter for year ending March 31, 2009. If the Company is successful in negotiating and executing purchase contracts, and if the Company is able to expand its operations to fulfill product orders which could be issued under those contracts, neither possibility of which the Company can presently assure, the Company’s management believes the Company’s revenues and related cash flows of the Company would have a material impact on the Company financial statements.

Sector 10 Holdings, the Company’s largest shareholder, transferred a Network that was valued between $4.5 Million to $6 Million with no business and valued at $20 Million with business. Since the network was transferred from a related party, the transfer was recorded at $1 Million which represents the totals network costs incurred prior to the transfer.

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

Results of Operations

Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007

Revenues -

The Company had no revenues for the three months ended June 30, 2008. The Company is currently negotiating various contracts which the Company’s management currently believes will generate revenues beginning in the 2nd quarter for the fiscal year ending March 31, 2009.

The Company had no revenues for the three months ended June 30, 2007.

Other Income-

The company had other income of $517,200 for the period ended June 30, 2008.  The income was a result of the difference in the value of the shares provided in the conversion of debt to equity.

The Company had no other income for the three months ended June 30, 2007.

Operating Expenses -

All expenses for the Company were treated as general and administrative expenses. The Company had no separate operating expenses for the three months ended June 30, 2008 or June 30, 2007. The Company’s management anticipates that the Company will begin to incur operating expenses if and when certain prospective contracts are finalized. The Company’s management currently believes that the contracts will generate revenues and operating expenses beginning in the 2nd quarter for the fiscal year ending March 31, 2009.

General and Administrative Expenses -

General and administrative expenses were $240,132 for the three months ended June 30, 2008. These expenses are made up of professional fees – investor relations –CGC – 194,831, expense allocation from Sector 10 Holdings of $30,000, other professional fees of $9,657 and other expenses of $5,644.

General and administrative expenses were $0 for the three months ended June 30, 2007.

Interest Expense –

Interest expense for the three month period ended June 30, 2008 was $3,325.  There was no interest expense for the three month period ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, Sector 10 had cash of $323. This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2009 or for any future period.

The Company is currently negotiating various contracts which the Company’s management currently believes will generate cash flow in the 2nd quarter for the fiscal year ending March 31, 2009.   The Company may consider also generating funding from the sale of shares of Common Stock to in private transactions. There is no guarantee that the Company will be successful in arranging financing on acceptable terms. If the Company is not able to raise additional debt or equity, the Company’s ability to continue its business operations is highly unlikely.

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

Total Assets -

The Company had $1,257,364 in total assets as of June 30, 2008, comprised of cash - $323, Prepaid Assets – $139,169, Net Fixed Assets - $19,877 and Network Acquisition/Development Costs - $1,097,995.

Total Liabilities -

The Company had $342,001 in total liabilities as of June 30, 2008. The Company’s total liabilities as of June 30, 2008 were comprised of $87,700 of accounts payable and accrued liabilities; $54,301 in notes payable to a shareholder/officer and $200,000 other notes payable.  All of the outstanding debt is classified as current liabilities.

Operating Activities -

Cash used in operations for the three months ended June 30, 2008 was ($10,392). Operating activities were affected by stock for services - $194,831; depreciation expense - $1,113; gain on debt restructuring – ($517,200) and change in accounts payable and accrued liabilities -$37,121.

Cash used in operations for the three months ended June 30, 2007 was $0.

Investing Activities -

Cash used from investing activities for the three months ended for June 30, 2008 was $97,995.  This consisted entirely of cash used in the further development of the network.

There was no cash used from investing activities for the period ended June 30, 2007.

Financing Activities -

Cash provided from financing activities for the three months ended June 30, 2008 was $108,710 comprised from reversal of cash overdraft –(692), short term financing - $200,000 and net payments on shareholder / officer notes – ($90,598).

Cash used in financing for the three months ended June 30, 2007 was $0.

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

Date: August 19, 2008

Sector 10, Inc.

By:	/s/ Pericles DeAvila
Pericles DeAvila
President

By:	/s/ Laurence A. Madison
Laurence A. Madison
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
[Discuss other exhibits]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith