Form 10-K/A
period 2008-03-31
SECTOR 10 INC
filed 2008-11-12
CIK 925661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Sector 10, Inc.

 (Exact name of registrant as specified in its charter)

———————

Delaware	000-24370	33-0565710
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

14553 South 790 West #C Bluffdale, UT 84065

 (Address of Principal Executive Office) (Zip Code)

(801) 478-2475

(Registrant’s telephone number, including area code)

 (Former name or former address, if changed since last report)

———————

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

	✓ Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K.		✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 11, 2008, the Registrant had 78,520,292 shares of Common Stock issued and outstanding with an average market value of .06 per share for a total market value of $4,711,218.

Issuer’s revenues for its most recent fiscal year were $0.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g. part I, part II, etc.) Into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Annual Report on Form 10-KSB/A is to adjust the presentation of the Consolidated Statements of Changes in Shareholders Deficit to maintain consistency with other with the years ended presented in the financial statements.  An adjustment was made to include the activity for the periods ended March 31, 2007 and March 31, 2006.  Since there was no activity during these periods, the adjustment had no impact on the financial results presented in the original filing.  In the financial statement footnotes, Note 1 – Organization and Business Operations was also expanded to clarify the distribution arrangement between the Company and Sector 10 Holdings, Inc.  Note 11 - Subsequent Events was changed to clarify the network transfer discussed under subsequent events.  Finally, changes were also made to clarify the conclusions regarding disclosure and internal controls included in Part II Item 8A.  These changes had no impact on the financial results presented in the original filing.

The Items which are amended and restated herein are:

1.   Part I, Item 1 - Financial Statements (including applicable footnotes);

2.   Part II, Item 8A – Controls and Procedures

The remaining Items contained within this Amendment No. 1 to our Annual Report on Form 10-KSB/A consist of all other Items originally contained in our Annual Report on Form 10-KSB for the quarter ended March 31, 2008 in the form filed with the SEC on July 14, 2008. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

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

SRUs offer these Emergency Response Features:

•

Smoke, chemical and biological masks

•

Eye wash system

•

Iodide tablets

•

Integrated computer system

•

Visual touch screen panel

•

Wi-Max wireless technology

•

Surveillance camera

•

Battery backup

•

Evacuation chair

•

Strobe light

•

Siren

•

First aid supply packs

•

Real-time personnel tracking

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

SRU-Ms are placed in high traffic public venues such as airports, convention centers, mass transit stations, entertainment venues, sports arenas and stadiums, and retail locations - wherever the public is found in masses. These are pre-deployed life saving devices that generate revenue during times of normal operations. The advertising dollars created can more than offset the expense of these multi-purpose units. Imagine the possibilities of a 42" display with multiple sections of interactive user-driven content.

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

Liabilities -

Current and total liabilities as of March 31, 2008 were $845,370. The balance was composed of a shareholder payable of $649,200, accounts payable of $82,291, bank overdraft of $692 and net payables and interest from funding advances from Sector 10 Holdings and Peric DeAvila of $113,187. The entire shareholder liability of $649,200 was subsequently converted to equity under an agreement with the Company on May 8, 2008.

Cash flows -

Year Ended March 31, 2008

Sources and Uses of Cash
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

Our directors, officers, and 5% stockholders and their affiliates control in excess of 80% of our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

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

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the period from September 16, 2002 (inception) through March 31, 2008

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage

	Common stock
	Shares	Amount
Balance at Inception, September 16, 2002	-	$-	$-	$-
Issuance of common stock for cash	47,000,000	47,000	(43,625)	-
Issuance of common stock for services	3,000,000	3,000	(2,789)	-
Net loss from September 16, 2002 to December 31, 2002	-	-	-	(3,586)
Balance at December 31, 2002	50,000,000	50,000	(46,414)	(3,586)
Net loss	-	-	-	-
Balance at December 31, 2003	50,000,000	50,000	(46,414)	(3,586)
Net loss	-	-	-	-
Balance at December 31, 2004	50,000,000	50,000	(46,414)	(3,586)
Net loss	-	-	-	-
Balance at December 31, 2005	50,000,000	50,000	(46,414)	(3,586)
Net loss	-	-	-	-
Balance at March 31, 2006	50,000,000	50,000	(46,414)	(3,586)
Net loss	-	-	-	-
Balance at March 31, 2007	50,000,000	50,000	(46,414)	(3,586)
Recapitalization	27,320,292	27,320	(727,754)	-
Net loss	-	-	-	(123,946)
Balance at March 31, 2008	77,320,292	$77,320	$(774,168)	$(127,532)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended March 31, 2008 and 2007

and for the Period From Inception,

September 16, 2002, to March 31, 2008

	Years Ended		Inception to March 31, 2008
	March 31,	March 31,
	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(123,946)	$-	$(127,532)
Loss from continuing operations	(123,946)	-	(127,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,260		1,260
Changes in
Accounts payable and accrued liabilities	34,872	-	34,872
Net cash used in operating activities	(87,814)	-	(91,400)

Cash Flows from Investing Activities:
Fixed asset purchases	(22,250)	-	(22,250)
Net cash used in investing activities	(22,250)	-	(22,250)

Cash Flows from Financing Activities:
Bank overdraft	692	-	692
Net proceeds from Shareholder /Officers	619,546		619,546
Net payments to Shareholder/Officers	(510,174)		(510,174)
Proceeds from issuance of common stock	-	-	3,586
Net cash provided by financing activities	110,064	-	113,650
Net increase (decrease) in cash and cash equivalents	$-	$-	$-

Cash Paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

On September 1, 2007, Sector 10 USA, Inc. entered into a Distribution Agreement with Sector 10 Holdings, Inc.  This agreement was assumed by Sector 10, Inc. as a result of the merger with SKRM Interactive.  Under the terms of the agreement, Sector 10, Inc. has exclusive rights to sell and distribute Sector 10 products within the assigned Territories under the agreement.  The assigned territories include the following metropolitan areas:

New York

Los Angeles

Chicago

Philadelphia

Dallas

Miami

Washington DC

Houston

Detroit

Boston

Atlanta

San Francisco

Salt Lake City

Phoenix

Seattle

The fee for the acquisition of the distribution rights was established under the agreement.  No liability for this fee is incurred in any respective market until a minimum of $100,000 in sales are generated in the respective authorized distribution market.   Each of the initial markets identified in the agreement require a distribution rights fee of $250,000 to $500,000 per market (depending on market size) with a maximum cumulative fee of $5 Million.  The fee may not exceed 20% of the cumulative sales in the market.  Therefore, the fee may be paid over a period of time as sales are initiated in a new market.

Sector 10 Inc will have rights to acquire other distribution territories.  This includes other areas within the United States, Canada and other international markets.  The agreement sets pricing requirements and establishes minimum performance standards.  Pricing requirements set the price at which the specific Sector 10 Product will be acquired prior to sale by Sector 10, Inc. The pricing will be set by agreement when the products are available for sale.  The pricing requirements will be adjusted to reflect the price available for the fiscal year ended March 31, 2009.  The performance standards are effective when product is available and the sales process has begun.  Minimum performance standards are the minimum sales results that are required to continue the exclusive distribution rights in the specific territory. If the minimum standards are not satisfied, the exclusive rights to the territory will be removed.  Sales activity is expected to begin in the 2nd quarter for the fiscal year ended March 31, 2009.  Minimum performance standards provide a transition for each territory. The term for the agreement is 5 years and is renewable with an automatic renewable feature.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – STOCKHOLDERS EQUITY

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

NOTE 5 – GOING CONCERN

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

NOTE 6 – CALLABLE SECURED CONVERTIBLE NOTES PAYABLE AND WARRANTS

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

a)

Sector 10 Holdings, Inc. (“Holdings”) agrees to transfer the Network, customer contracts and related rights to Sector 10, Inc. (“Sector 10”).

b)

Sector 10 reserves the right to transfer the network into a wholly owned subsidiary if deemed appropriate for risk management.

c)

Holdings transferred costs is $1 Million.

d)

Since the transfer was from a related party, the transfer was recorded at the $1 Million prior costs incurred by Holdings. The transfer was reflected as Network acquisition costs and the Company issued 12,500,000 common shares that were valued at $.08 per share for total value of $1,000,000.   The value of the shares will be reviewed after 6 months to verify that value is maintained.  Additional shares may be issued if the value is lower than $1 Million.

e)

The Company has agreed to pay Holdings the following based on future transactions

1)

 10% interest in net revenues generated from the total network payable monthly.  This interest has no expiration.

2)

50% equity interest in future sale or transfer of network to third parties for the sales proceeds  up to $6 Million and

3)

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

(a)

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)   Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS
Common	Peric DeAvila (1)	0	0.0%
Common	Laurence Madison	0	0.0%
Common	Alan Rouleau	0	0.0%
Common	Sector 10 Holdings, Inc.	61,941,498	80.1 .%
Common	DeAvila Institute	3,823,529	5.0%

All officers and Directors as a Group
(2) Persons (3)		0	0.00%

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: November 11, 2008	By	/s/ Pericles DeAvila
Pericles DeAvila,
Principal Executive Officer

Date: November 11, 2008	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pericles DeAvila	Principal Executive Officer, Director	November 11, 2008
Pericles DeAvila

/s/ Laurence A. Madison	Chief Financial Officer, Director	November 11, 2008
Laurence A. Madison