Form 10-Q/A
period 2008-06-30
SECTOR 10 INC
filed 2008-11-12
CIK 925661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A
———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-24370
———————

SECTOR 10, Inc.

 (Exact name of registrant as specified in its charter)

———————

Delaware	33-0565710
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

14553 South 790 West

Bluffdale, Utah 84065

(Address of Principal Executive Office) (Zip Code)

(801) 478-2475

(Registrant’s telephone number, including area code)

SKRM Interactive, Inc.

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 31, 2008 the issuer had 94,060,292 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):		Yes	✓	No

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to

a)

Clarify the discussion on products sold in Note 2 in Notes to Unaudited Consolidated Financial Statements;

b)

Clarify the discussion of the Network included in the overview in Management’s Discussion and Analysis;

c)

Adjust the conclusion date in Item 3 for Controls and Procedures. An adjustment was made to correct the period for the conclusion as June 30, 2008.  Additional changes were made to the wording in Item 3 (a) to be consistent with the language prescribed under Rule 13a-15(e).

d)

Adjust exhibits to correct Form Reference to Form 10-Q/A

  The adjustments had no impact on the financial results presented in the original filing.

The Items which are amended and restated herein are:

1.

Item 1 –Unaudited Consolidated Financial Statements -  Notes to the Unaudited Consolidated Financial Statements

2.

Item 2 – Management’s Discussion and Analysis or Plan of Operation - Overview

3.

Item 3 – Controls and Procedures – part (a)

4.

Exhibit 31.1 – correct form reference

5.

Exhibit 31.2 – correct form reference

6.

Exhibit 32.1 – correct form reference

7.

Exhibit 32.2 – correct form reference

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 in the form filed with the SEC on August 19, 2008. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

TABLE OF CONTENTS

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

Part I. Financial Information

	Explanatory Note	2

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets - as of June 30, 2008 (Unaudited) and March 31, 2008 (Audited)	4

	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 and for the period from inception, September 16, 2002 to June 30, 2008	5

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period March 31, 2008 to June 30, 2008	6

	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2008 and 2007 and for the period from inception, September 16, 2002, to June 30, 2008.	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	16

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	19

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

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2008 and 2007 and for the Period From Inception,

September 16, 2002 to June 30, 2008

	Three Months Ended		Inception to
	June 30, 2008	June 30, 2007	June 30, 2008

Expenses:
General and administrative	$240,132	$-	$363,849
Total expenses	240,132	-	363,849
Income (loss) from operations	(240,132)	-	(363,849)
Interest expense	(3,325)	-	(7,140)
Other income: debt restructuring	517,200	-	517,200
Net Income (loss)	$273,743	$-	$146,211

Weighted Average Shares Outstanding – basic and diluted	86,694,798	50,000,000
Basic and diluted income (loss) per share
Continuing Operations	$0.00	$(0.00)
Net Loss	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

				Deficit Accumulated During the Development Stage
			Additional Paid-In Capital
	Common stock
	Shares	Amount
Balance at March 31, 2008	77,320,292	$77,320	$(774,168)	$(127,532)
Issue shares on April 4, 2008 @$.11 per share to Capital Group Communications (unaudited)	3,040,000	3,040	330,960	-
Issue shares on May 8, 2008 @$.11 per share to Jeffrey Martin debt conversion (unaudited)	1,200,000	1,200	130,800	-
Issue shares on May 19, 2008 @$.08 per share to Sector 10 Holdings, Inc. for transfer of Network ownership (unaudited)	12,500,000	12,500	987,500	-
Net income for the period				273,743
Balance at June 30, 2008	94,060,292	$94,060	$675,092	$146,211

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

Note 1 – BASIS OF PRESENTATION

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

Note 2 – NETWORK ACQUISITION

On May 19, 2008 Sector 10, Inc. (“Sector 10” or “Company”) entered into an agreement with it; major shareholder Sector 10 Holdings, Inc. (“Holdings”).  Holdings currently owns approximately 70% of the outstanding shares of Sector 10.  Holdings had developed a Server Network to maintain and administer products and services that have been developed by Holdings including the SRU and MRU safety products.  Sector 10 has been restructured to act as the primary sales and distribution unit for Sector 10 Holdings products and services.

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

(Continued)

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

(Continued)

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

Sector 10 Holdings, the Company’s largest shareholder, transferred a Network, with a cost of $1 Million, to the Company.  Since the network was transferred from a related party, the transfer was recorded at $1 Million which represents the totals network costs incurred prior to the transfer.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

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

Sector 10, Inc.

November 11, 2008	By: /s/ PERICLES DEAVILA
Date	Pericles DeAvila, President

November 11, 2008	By: /s/ LAURENCE A. MADISON
Date	Laurence A. Madison Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith