Form 10-Q
period 2008-09-30
SECTOR 10 INC
filed 2008-11-13
CIK 925661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q
———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2008 the issuer had 94,060,292 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):		Yes	✓	No

TABLE OF CONTENTS

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets - as of September 30, 2008 (Unaudited) and March 31, 2008 (Audited)	3

	Unaudited Consolidated Statements of Operations for the six months ended September 30, 2008 and 2007 and for the period from inception, September 16, 2002 to September 30, 2008	4

	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007.	5

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period March 31, 2008 to September 30, 2008	6

	Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2008 and 2007 and for the period from inception, September 16, 2002, to September 30, 2008.	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	17

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	18

Item 1. FINANCIAL STATEMENTS

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,457	$–
Accounts receivable	3,000	–
Prepaid assets	55,670	–
Total current assets	60,127	–

Fixed Assets:
Furniture	9,182	9,182
Computers	13,068	13,068
Total fixed asset cost	22,250	22,250
Less: accumulated depreciation	(3,486)	(1,260)
Net fixed assets	18,764	20,990
Other assets:
Deposits	25,000	–
Network acquisition	1,097,995	–
Total other assets	1,122,995	–
Total assets	$1,201,886	$20,990

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$–	$692
Accounts payable and accrued liabilities	99,856	82,291
Note payable	200,000	–
Note payable – officer / shareholder	121,813	762,387
Total current liabilities	421,669	845,370

Shareholders' equity:
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	–	–
C Common shares - $0.001 par value; 199,000,000 authorized; 94,060,292 and 77,320,292 shares issued and outstanding, respectively	94,060	77,320
Additional paid – in-capital (Deficit)	675,092	(774,168)
Retained earnings (deficit) accumulated during the development stage	11,065	(127,532)
Total shareholders' equity (deficit)	780,217	(824,380)
Total liabilities and shareholders' equity (deficit)	$1,201,886	$20,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended September 30, 2008 and 2007 and for the Period From Inception,

September 16, 2002 to September 30, 2008

	Six Months Ended		Inception to
	September 30,	September 30,	September 30,
	2008	2007	2008

Sales	$6,000	$–	$6,000
Cost of Sales	(3,800)	–	(3,800)
Gross Profit	2,200		2,200

Expenses:
General and administrative	370,736	20,986	493,192
Depreciation	2,225	–	3,486
Total expenses	372,961	20,986	496,678
Income (loss) from operations	(370,761)	(20,986)	(494,478)
Interest expense	(7,842)	–	(11,657)
Other income: debt restructuring	517,200	–	517,200
Net Income (loss) before income taxes	138,597	(20,986)	11,065
Provision for income taxes	–	–	–
Net Income (loss) after income taxes	$138,597	$(20,986)	$11,065

Weighted Average Shares Outstanding – basic and diluted	90,397,669	50,000,000
Basic and diluted income (loss) per share
Continuing Operations	$0.00	$(0.00)
Net Income (Loss)	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2008 and 2007

	Three Months Ended
	September 30,	September 30,
	2008	2007

Sales	$6,000	$–
Cost of Sales	(3,800)	–
Gross Profit	2,200	–

Expenses:
General and administrative	131,716	20,986
Depreciation	1,113	–
Total expenses	132,829	20,986
Income (loss) from operations	(130,629)	(20,986)
Interest expense	(4,517)	–
Other income: debt restructuring	–	–
Net Income (loss) before income taxes	(135,146)	(20,986)
Provision for income taxes	–	–
Net Income (loss) after income taxes	$(135,146)	$(20,986)

Weighted Average Shares Outstanding – basic and diluted	94,060,292	50,000,000
Basic and diluted income (loss) per share
Continuing Operations	$(0.00)	$(0.00)
Net Loss	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

				Equity (Deficit) Accumulated
			Additional	During the
	Common stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance at March 31, 2008	77,320,292	$77,320	$(774,168)	$(127,532)
Issue shares on April 4, 2008 @$.11 per share to Capital Group Communications (unaudited)	3,040,000	3,040	330,960	-
Issue shares on May 8, 2008 @$.11 per share to Jeffrey Martin debt conversion (unaudited)	1,200,000	1,200	130,800	-
Issue shares on May 19, 2008 @$.08 per share to Sector 10 Holdings, Inc. for transfer of Network ownership (unaudited)	12,500,000	12,500	987,500	-
Net income for the period (unaudited)				138,597
Balance at September 30, 2008 (unaudited)	94,060,292	$94,060	$675,092	$11,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended		Inception to
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net income (loss)	$138,597	$(20,986)	$11,065
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	278,330	–	278,330
Depreciation	2,225	–	3,486
Gain on debt restructuring	(517,200)	–	(517,200)
Changes in
Accounts receivable	(3,000)	–	(3,000)
Deposits	(25,000)		(25,000)
Accounts payable and accrued liabilities	80,795	–	115,666
Net cash used in operating activities	(45,253)	(20,986)	(136,653)

Cash Flows from Investing Activities:
Fixed asset purchases	–	(1,000)	(22,250)
Network acquisition / development costs	(97,995)	–	(97,995)
Net cash used in investing activities	(97,995)	(1,000)	(120,245)

Cash Flows from Financing Activities:
Bank overdraft	(692)	–	–
Proceeds from general financing	200,000	–	200,000
Proceeds from Shareholder /Officers	112,548	32,226	732,094
Payments to Shareholder/Officers	(167,151)	–	(677,325)
Proceeds from issuance of common stock	–	–	3,586
Net cash provided by financing activities	144,705	32,226	258,355

Net increase (decrease) in cash and cash equivalents	1,457	10,240	1,457
Beginning of the period – cash balance	–	–	–
Ending of the period – cash balance	$1,457	$10,240	$1,457

Cash Paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

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

Note 2 – NETWORK ACQUISITION

On May 19, 2008 Sector 10, Inc. (“Sector 10” or “Company”) entered into an agreement with its major shareholder Sector 10 Holdings, Inc. (“Holdings”).  Holdings currently owns approximately 70% of the outstanding shares of Sector 10.  Holdings had developed a Server Network to maintain and administer products and services that have been developed by Holdings including the SRU and MRU safety products.  Sector 10 has been restructured to act as the primary sales and distribution unit for Sector 10 Holdings products and services.

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

The Network is not in service as of September 30, 2008. The Company is currently reviewing the performance of the administrator and is considering whether to make a change in administrators.  A decision is expected in the next fiscal quarter.

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

 Martin agreed to convert the debt into Sector 10 shares in an amount equal to the number of shares used by Martin in the Martin Transfer.  Sector 10 agrees to issue 1,200,000 new shares of Sector 10, Inc. in complete and total satisfaction of the $649,200 debt to Martin and in satisfaction of any other unrecorded debt that may exist between Martin and Sector 10.

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

Note 4 – NOTES PAYABLE

Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder).  Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila.  Interest is charge on the account at a rate of 8% per annum.  Total interest accrued on the accounts is $1,517 which is comprised of Pericles DeAvila - $126 and Sector 10 Holdings - $1,391.

Johnson Financing

On May 11, 2008, Sector 10, Inc. (“Sector 10”) entered into an agreement with Edward Johnson (“Johnson”) to provide short term financing to provide assistance with the development and expansion of the business of Sector 10.

The loan will be for term of 9 months with 1 automatic extension of 6 months allowed if so requested by Sector 10.  Interest on the loan is fixed at rate equal to prime plus 1 (As published in the Wall Street Journal as of the effective date of this agreement).   The effective prime rate as of May 11, 2008 was 5%.  The rate under the agreement is 6%

The note has been recorded as a short term note.  Interest has been accrued and is recorded as an accrued expense.  Interest is accrued at $1,000 per month until payments are made as agreed from network revenues.  Total interest accrued at September 30, 2008 is $4,613 of which $3,000 was accrued during the three months ending September 30, 2008.

Note 5 – DEPOSIT

The Company has been approached by DPO Medical, Inc. with respect to the possible acquisition of a medical product that (if acquired) could produce immediate revenues to assist in providing the Company with cash flow during their growth period.  In order to hold the rights during its due diligence review, the Company on September 15, 2008, placed a $25,000 refundable deposit with DPO Medical, Inc.  The Company completed its due diligence review subsequent to the quarter ended September 30, 2008 and decided that it was not in the Company’s best interest to pursue the acquisition of the medical product offered by DPO Medical.  Accordingly, the Company has requested the full refund of the $25,000 deposit. The deposit has been recorded as an asset on the balance sheet for the period ended September 30, 2008. The refund is expected to be received in the 3rd quarter for the fiscal year ended March 31, 2009.

Note 6 – EQUITY

During the Quarter ended: June 30, 2008:

In April 2008, 3,040,000 shares were issued to Capital Group Communications as part of a fee arrangement to provide the Company with investor relations services.  The value of the shares was $334,000 which was reflected as an adjustment to capital stock and paid in capital.  The stock was issued for professional fees related to investor relations services.  The total fees of $334,000 were split between the expense recognized of $194, 831 for the period ended June 30, 2008,  $83,499 for the 3 month period ended September 30, 2008 and prepaid expense of $55,670 which represents expenses that will be recognized in 3rd quarterly period for the year ended March 31, 2009. The current agreement extends through December 17, 2008.

In May, 2008, 1,200,000 shares were issued to Jeffrey Martin in exchange for the conversion of $649,200 debt.  A net adjustment of $132,000 reflecting the value of the equity was made to capital stock and paid in capital.  The difference between the value and the debt converted was treated as other income.

In May 2008, 12,500,000 shares were authorized to be issued to Sector 10 Holdings as part of the Network Acquisition.  The shares were valued at $.08 per share based on the closing price at May 19, 2008.  The agreement for the acquisition requires that the shares retain the $1 Million required value at the end of six months.  If value is not retained, then additional shares may be issued to retain the full value at $1 Million. On November 12, 2008, Sector 10 Holdings requested that no additional shares be issued as a result of the decrease in value at the end of six months.   Sector 10 Holdings acknowledged that the 12,500,000 common shares received represents the total amount of shares to be received as a result of the Network transfer under the Agreement dated May 19, 2008.

During the Quarter ended: September 30, 2008:

There were no equity transactions and/or equity shares issued during the quarterly period ended September 30, 2008.

Note 7 – GOING CONCERN

As of September 30, 2008, the Company generated initial revenue of $6,000 in the 2nd quarter ended September 30, 2008.  This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management has several contracts under review and three large transactions under negotiation as of November 5, 2008.  Management expects revenues to increase in the 3rd and 4th quarters of the current fiscal year. Management also intends to seek additional capital through equity and/or debt financing to assist the Company until profitable operations can be achieved. There can be no assurance that such increase in revenues will be generated or that financed funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 8 – INCOME TAXES

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

The Company’s financial statements for the Six month period ended September 30, 2008 and 2007 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the additional losses expected to be incurred in the balance of the fiscal year and net operating losses are sufficient to offset the debt forgiveness income that was reflected in the 1st quarter.  Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. It is effective for fiscal years beginning after December 15, 2006. The Company has determined that the application of FIN 48 is immaterial to the Company’s financial statements for the current period. As the Company expects the business to change significantly in the future, an evaluation regarding the impact of FIN 48 will be reviewed on a quarterly basis.

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

Overview

Sector 10 has completed its initial sale of 2 MRU units to a company in San Jose, CA.  The customer has recently called to order more units and to refer several customers that have expressed interest.  Sector 10 has been developing relationships and presently has contracts under review that could generate significant revenues for the Company.  Currently under review are approximately 40 units that would be placed in high rise buildings in San Francisco.  The customer(s) are interested in additional units after these have been completed.  Current negotiations are under way to place a significant amount of SRU-Media units in high traffic areas throughout the United States.   These locations would include airports, train stations, arenas, convention centers, malls and large retail stores.  Management is hopeful that the negotiations may be completed by the end of the 3rd quarter with placement of product beginning in the 4th quarter for the year ended March 31, 2009.  If the Company is successful in negotiating and executing purchase contracts, and if the Company is able to expand its operations to fulfill product orders which could be issued under those contracts, neither possibility of which the Company can presently assure, the Company’s management believes the Company’s revenues and related cash flows of the Company would have a material impact on the Company financial statements.

The Network that was transferred to Sector 10 in the 1st quarter will be used for the administration and maintenance of the SRU units placed with customers.  The network also has the capability to provide other telecom services.  The outside network administrator has not been successful in engaging any telecom business for the network. At this time, it does not appear that any significant telecom revenues will be generated in the short term. The Company is considering changing network administrators.  A decision regarding this matter is expected in the 3rd quarter.

The Company placed a $25,000 deposit to hold the rights to a medical product offered for sale by DPO Medical, Inc.  The deposit is fully refundable pending the decision on how to proceed after the due diligence review is completed.  The Company has completed the due diligence and determined that the acquisition of the DPO Medical product would not be in the best interest of the Company.  The Company has requested a full refund of the deposit.  The refund is expected to be received in the 3rd quarter.

The Company generated revenues of $6,000 during the quarter.  Based on the distribution agreement entered into on September 1, 2007 with Sector 10 Holdings, the liability for the distribution rights fees are not incurred in any respective market until a minimum of $100,000 in sales are generated in the respective authorized distribution markets.   Each of the initial markets identified in the agreement require a distribution rights fee of $250,000 to $500,000 per market (depending on market size) with a maximum cumulative fee of $5 Million. The fee may not exceed 20% of the cumulative sales in the market.  Therefore, the fee may be paid over a period of time as sales are initiated in a new market. Based on the sales activity that is currently in negotiation, the Company may begin incurring distribution rights fees b y the end of the fiscal year ended March 31, 2009.  The fee cannot be determined until sales are confirmed and the specific locations are identified.

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

Results of Operations

Six Months Ended September 30, 2008 as Compared to the Six Months Ended September 30, 2007

Revenues -

The Company had initial revenues of $6,000 for the six months ended September 30, 2008. The Company is currently negotiating various contracts which the Company’s management currently believes will generate additional revenues in the 3rd and 4th quarter for the fiscal year ending March 31, 2009.

The Company had no revenues for the six months ended September 30, 2007.

Other Income-

The company had other income of $517,200 for the period ended June 30, 2008.  The income was a result of the difference in the value of the shares provided in the conversion of debt to equity.  No other income was reported during the six months ended September 30, 2008.

The Company had no other income for the six months ended September 30, 2007.

Operating Expenses -

The Company had sales of $6,000 during the six months ended September 30, 2008.  The Cost of Sales associated with the sales for this period was $3,800 which was $1,900 per MRU unit.

The Company had no operating expenses for the six months ended September 30, 2007.

General and Administrative Expenses -

General and administrative expenses were $370,736 for the six months ended September 30, 2008. These expenses are made up of professional fees – investor relations –CGC – 278,330, expense allocation from Sector 10 Holdings of $60,000, other professional fees of $19,562 and other expenses of $12,844.

General and administrative expenses were $20,986 for the six months ended September 30, 2007 which was made up primarily of professional fees.

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2008 was $2,225.

There was $0 depreciation expense reported for the six months ended September 30, 2007.

Interest Expense –

Interest expense for the six month period ended September 30, 2008 was $7,842.  There was no interest expense for the six month period ended September 30, 2007.

Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2007

Revenues -

The Company had initial revenues of $6,000 for the three months ended September 30, 2008. The Company is currently negotiating various contracts which the Company’s management currently believes will generate additional revenues in the 3rd and 4th quarter for the fiscal year ending March 31, 2009.

The Company had no revenues for the three months ended September 30, 2007.

Other Income-

The company had no other income for the three months ended September 30, 2008.

The Company had no other income for the three months ended September 30, 2007.

Operating Expenses -

The Company had sales of $6,000 during the three months ended September 30, 2008.  The Cost of Sales associated with the sales for this period was $3,800 which was $1,900 per MRU unit.

The Company had no operating expenses for the six months ended September 30, 2007.

General and Administrative Expenses -

General and administrative expenses were $131,716 for the three months ended September 30, 2008. These expenses are made up of professional fees – investor relations –CGC – 83,499, expense allocation from Sector 10 Holdings of $30,000, other professional fees of $10,005 and other expenses of $8,212.

General and administrative expenses were $20,986 for the three months ended September 30, 2007 which was made up primarily of professional fees.

Depreciation Expense –

Depreciation expense for the three months ended September 30, 2008 was $1,113.

There was $0 depreciation expense reported for the three months ended September 30, 2007.

Interest Expense –

Interest expense for the three month period ended September 30, 2008 was $4,517.  There was no interest expense for the three month period ended September 30, 2007.

Liquidity and Capital Resources

`

As of September 30, 2008, Sector 10 had cash of $1,457. This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2009 or for any future period.

Sector 10 has completed its initial sale of 2 MRU units to a company in San Jose CA.  The customer has recently called to order more units and to refer several customers that have expressed interest.  Sector 10 has been developing relationships and presently has contracts under review that could generate significant revenues for the Company.  Currently under review are approximately 40 units that would be placed in high rise buildings in San Francisco.  The customer(s) are interested in additional units after these have been completed.  Current negotiations are under way to place a significant amount of SRU-Media units in high traffic areas throughout the United States.   These locations would include airports, train stations, arenas, convention centers, malls and large retail stores.  Management is hopeful that the negotiations may be completed by the end of the 3rd quarter with placement of product beginning in the 4th quarter for the year ended March 31, 2008.  The Company may consider also generating funding from the sale of shares of Common Stock to in private transactions. There is no guarantee that the Company will be successful in arranging financing on acceptable terms. If the Company is not able to raise additional debt or equity, the Company’s ability to continue its business operations is highly unlikely.

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

Total Assets -

The Company had $1,201,886 in total assets as of September 30, 2008, comprised of cash - $1,457, Accounts Receivable - $3,000, Prepaid Assets – $55,670, Net Fixed Assets - $18,764, Deposits - $25,000 and Network Acquisition/Development Costs - $1,097,995.

Total Liabilities -

The Company had $421,669 in total liabilities as of September 30, 2008. The Company’s total liabilities as of September 30, 2008 were comprised of $99,856 of accounts payable and accrued liabilities; $121,813 in notes payable to a shareholder/officer and $200,000 other notes payable.  All of the outstanding debt is classified as current liabilities.

Operating Activities -

Cash used in operations for the six months ended September 30, 2008 was ($45,253). Operating activities were affected by stock for services - $278,330; depreciation expense - $2,225; change in accounts receivable – ($3,000); change in deposits ($25,000) and change in accounts payable and accrued liabilities -$80,795.

Cash used in operations for the six months ended September 30, 2007 was $0.

Investing Activities -

Cash used from investing activities for the six months ended for September 30, 2008 was $97,995.

There was no cash used from investing activities for the six month period ended September 30, 2007.

Financing Activities -

Cash provided from financing activities for the six months ended September 30, 2008 was $144,705 comprised of net proceeds on shareholder / officer notes – $54,603.

Cash used in financing for the six months ended September 30, 2007 was $0.

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

The Company is currently negotiating various contracts that may generate increased revenues in future quarters. If the Company is able to execute any such contracts, of which there can be no assurance, the Company intends to new personnel to assist in the development and conduct of the Company’s business operations. The increased compensation and benefits associated with any new hires will impact the net results of the Company.

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

Item 3.  Controls and Procedures

(a)

Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

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

Sector 10, Inc.

November 13, 2008	By: /s/ PERICLES DEAVILA
Date	Pericles DeAvila, President

November 13, 2008	By: /s/ LAURENCE A. MADISON
Date	Laurence A. Madison Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith