Form 10-Q
period 2008-12-31
SECTOR 10 INC
filed 2009-02-12
CIK 925661

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

———————

SECTOR 10, Inc.

(Formerly SKRM Interactive, Inc.)

(Exact name of small business issuer as specified in its charter)

———————

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

14553 South 790 West

Bluffdale, Utah 84065

(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code: (206) 853-4866

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of January 31, 2009 the issuer had 96,935,292 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

TABLE OF CONTENTS

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

Page

Part I. Financial information

Item 1.      Financial statements

1

Consolidated Balance Sheets- as of December 31, 2008 (Unaudited) and
March 31, 2008 (Audited)

1

Unaudited Consolidated Statements of Operations for the Nine Months Ended
December 31, 2008 and 2007 and for the Period From Inception, September 16, 2002
to December 31, 2008

2

Unaudited Consolidated Statements of Operations for the Three Months Ended
December 31, 2008 and 2007

3

Unaudited Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the
Period March 31, 2008 to December 31, 2008

4

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended
December 31, 2008 and 2007 and for the Period From Inception, September 16, 2002,
to December 31, 2008

5

Notes to Unaudited Consolidated Financial Statements

6

Item 2.      Management’s discussion and analysis or plan of operation

10

Item 3.       Controls and procedures

16

Part II. Other Information

Item 2.      Unregistered sales of equity securities and use of proceeds

17

Item 6.      Exhibits

17

i

PART I. FINANCIAL INFORMATION

Item 1.

Financial statements

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$75	$––
Accounts receivable	3,000	––
Prepaid assets	17,917	––
Total current assets	20,992	––

Fixed Assets:
Furniture	9,182	9,182
Computers	13,068	13,068
Total fixed asset cost	22,250	22,250
Less: accumulated depreciation	(4,598)	(1,260)
Net fixed assets	17,652	20,990
Other assets:
Deposits	25,000	––
Network acquisition	1,097,995	––
Total other assets	1,122,995	––
Total assets	$1,161,639	$20,990

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$––	$692
Accounts payable and accrued liabilities	115,662	82,291
Note payable	200,000	––
Note payable – officer / shareholder	164,908	762,387
Total current liabilities	480,570	845,370

Shareholders' equity (deficit):
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	––	––
C Common shares - $0.001 par value; 199,000,000 authorized; 94,935,292 and 77,320,292 shares issued and outstanding, respectively	94,935	77,320
Additional paid – in-capital (deficit)	697,967	(774,168)
Retained earnings (deficit) accumulated during the development stage	(111,833)	(127,532)
Total shareholders' equity (deficit)	681,069	(824,380)
Total liabilities and shareholders' equity (deficit)	$1,161,639	$20,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended December 31, 2008 and 2007 and for the Period From Inception,
September 16, 2002 to December 31, 2008

	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2008	2007	2008

Sales	$31,000	$––	$31,000
Cost of Sales	(23,800)	––	(23,800)
Gross Profit	7,200		7,200

Expenses:
General and administrative	491,657	58,845	614,113
Depreciation	3,337	––	4,598
Total expenses	494,994	58,845	618,711
Income (loss) from operations	(487,794)	(58,845)	(611,511)
Interest expense	(13,707)	––	(17,522)
Other income: debt restructuring	517,200	––	517,200
Net Income (loss) before income taxes	15,699	(58,845)	(111,833)
Provision for income taxes	––	––	––
Net Income (loss) after income taxes	$15,699	$(58,845)	$(111,833)

Weighted Average Shares Outstanding – basic and diluted	91,661,165	54,073,207
Basic and diluted income (loss) per share
Continuing Operations	$0.00	$(0.00)
Net Income (Loss)	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2008 and 2007

	Three Months Ended
	December 31,	December 31,
	2008	2007
Sales	$25,000	$––
Cost of Sales	(20,000)	––
Gross Profit	5,000	––

Expenses:
General and administrative	120,921	37,859
Depreciation	1,112	––
Total expenses	122,033	37,859
Income (loss) from operations	(117,033)	(37,859)
Interest expense	(5,865)	––
Other income: debt restructuring	––	––
Net Income (loss) before income taxes	(122,898)	(37,859)
Provision for income taxes	––	––
Net Income (loss) after income taxes	$(122,898)	$(37,859)

Weighted Average Shares Outstanding – basic and diluted	94,174,422	62,175,348
Basic and diluted income (loss) per share
Continuing Operations	$(0.00)	$(0.00)
Net Loss	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)

				Equity (Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance at March 31, 2008	77,320,292	$77,320	$(774,168)	$(127,532)
Issue shares on April 4, 2008 @$.11 per share to Capital Group Communications (unaudited)	3,040,000	3,040	330,960	––
Issue shares on May 8, 2008 @$.11 per share to Jeffrey Martin debt conversion (unaudited)	1,200,000	1,200	130,800	––
Issue shares on May 19, 2008 @$.08 per share to Sector 10 Holdings, Inc. for transfer of Network ownership (unaudited)	12,500,000	12,500	987,500	––
Issue shares on November 3, 2008 @$.025 per share to Peter Kristensen for Investor relations consulting services (unaudited)	500,000	500	12,000	––
Issue shares on December 19, 2008 @$.03 per share to QualityStocks for Investor Relations Services (unaudited)	375,000	375	10,875	––
Net income for the period (unaudited)				15,699
Balance at December 31, 2008 (unaudited)	94,935,292	$94,935	$697,967	$(111,833)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(formerly SKRM Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net income (loss)	$15,699	$(58,845)	$(111,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	339,834	––	339,834
Depreciation	3,337	––	4,598
Gain on debt restructuring	(517,200)	––	(517,200)
Changes in		––
Accounts receivable	(3,000)	––	(3,000)
Deposits	(25,000)	––	(25,000)
Accounts payable and accrued liabilities	129,466	50,147	164,337
Net cash used in operating activities	(56,864)	(8,698)	(148,264)

Cash Flows from Investing Activities:
Fixed asset purchases	––	––	(22,250)
Network acquisition / development costs	(97,995)	––	(97,995)
Net cash used in investing activities	(97,995)	––	(120,245)

Cash Flows from Financing Activities:
Bank overdraft	(692)	––	––
Proceeds from general financing	200,000	––	200,000
Proceeds from Shareholder /Officers	161,238	––	780,784
Payments to Shareholder/Officers	(205,612)	––	(715,786)
Net reverse merger adjustments	––	8,854	––
Proceeds from issuance of common stock	––	––	3,586
Net cash provided by financing activities	154,934	8,854	268,584

Net increase (decrease) in cash and cash equivalents	75	156	75
Beginning of the period – cash balance	––	––	––
Ending of the period – cash balance	$75	$156	$75

Cash Paid for interest	$––	$––	$––
Cash paid for income taxes	$––	$––	$––

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

Note 2 – NETWORK ACQUISITION

On May 19, 2008 Sector 10, Inc. (“Sector 10” or “Company”) entered into an agreement with its major shareholder Sector 10 Holdings, Inc. (“Holdings”). Holdings currently owns over 50% of the outstanding shares of Sector 10. Holdings had developed a Server Network to maintain and administer products and services that have been developed by Holdings including the SRU and MRU safety products. Sector 10 has been restructured to act as the primary sales and distribution unit for Sector 10 Holdings products and services.

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

The Network is not in service as of December 31, 2008. The Company is currently reviewing the performance of the administrator and is considering whether to make a change in administrators. A change in administrators is likely. A final decision is expected in the next fiscal quarter.

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

Note 4 – NOTES PAYABLE

Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila. Interest is charged on the account at a rate of 8% per annum. Total interest accrued on the accounts is $6,094 which is comprised of Pericles DeAvila - $420 and Sector 10 Holdings - $5,674.

Johnson Financing

On May 11, 2008, Sector 10, Inc. (“Sector 10”) entered into an agreement with Edward Johnson (“Johnson”) to provide short term financing to provide assistance with the development and expansion of the business of Sector 10.

The loan will be for term of 9 months with 1 automatic extension of 6 months allowed if so requested by Sector 10. The 6 month loan extension was requested by Sector 10 on February 5, 2009. Interest on the loan is fixed at rate equal to prime plus 1 (As published in the Wall Street Journal as of the effective date of this agreement).  The effective prime rate as of May 11, 2008 was 5%. The rate under the agreement is 6%

The note has been recorded as a short term note. Interest has been accrued and is recorded as an accrued expense. Interest is accrued at $1,000 per month until payments are made as agreed from network revenues. Total interest accrued at December 31, 2008 is $7,613 of which $3,000 was accrued during the three months ending December 31, 2008.

Note 5 – DEPOSIT

The Company has been approached by DPO Medical, Inc. with respect to the possible acquisition of a medical product that (if acquired) could produce immediate revenues to assist in providing the Company with cash flow during their growth period. In order to hold the rights during its due diligence review, the Company on September 15, 2008, placed a $25,000 refundable deposit with DPO Medical, Inc. The Company completed its due diligence review subsequent to the quarter ended September 30, 2008 and decided that it was not in the Company’s best interest to pursue the acquisition of the medical product offered by DPO Medical. Accordingly, the Company has requested the full refund of the $25,000 deposit. The deposit has been recorded as an asset on the balance sheet for the period ended December 31, 2008. A total of $15,000 of the deposit was received in January 2009. The balance of $10,000 is expected to be received in the 4th quarter for the fiscal year ended March 31, 2009.

Note 6 – EQUITY

During the Quarter ended: June 30, 2008:

In April 2008, 3,040,000 shares were issued to Capital Group Communications as part of a fee arrangement to provide the Company with investor relations services. The value of the shares was $334,000 which was reflected as an adjustment to capital stock and paid in capital. The stock was issued for professional fees related to investor relations services. The total fees of $334,000 were split between the expense recognized of $194, 831 for the period ended June 30, 2008, expenses recognized of $83,499 for the 3 month period ended September 30, 2008 and expenses recognized of $55,670 for the 3 month period ended December 31, 2008. No other expenses are expected under this agreement. The current agreement extended through December 17, 2008. Since services received were less than expected, the agreement was not renewed. The Company is considering options in requesting a return of a portion of the stock provided under the agreement.

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

During the Quarter ended: December 31, 2008:

In November 2008, 500,000 shares were issued to Peter Kristensen as part of a fee arrangement to provide the Company with investor relations and capital services. The agreement is for a 12 month period beginning in November 2008.  The value of the shares was $12,500 which was reflected as an adjustment to capital stock and paid in capital. The stock was issued for professional fees related to investor relations services. The total fees of $12,500 were split between the expense recognized of $2,083 for the period ended December 31, 2008 and Prepaid Expense of 10,417 which will be allocated over the remained of the agreement.

In December 2008, the Company entered into an agreement with Quality Stocks, LLC to provide investor relations and marketing services. The agreement is for a 6 month period beginning in December 2008. As part of this agreement, the Company agreed to pay professional service fees for each 3 month period under the agreement as follows: $7,500 cash, issue stock of 375,000 restricted shares and issue 175,000 unrestricted shares. As of December 31, 2008, the 375,000 restricted shares were issued and the $7,500 cash fees were accrued and subsequently paid in February 2009. The 175,000 unrestricted shares have not been issued and are not reflected in the financial statements.  The total fees accrued under this agreement as of December 31, 2008 was $18,750 including the $7,500 accrued expense plus the $11,250 valuation for the 375,000 shares issued. The value of the shares was $11,250 which was reflected as an adjustment to capital stock and paid in capital will be amortized over 3 months. The stock and professional fees related to investor relations services. The total fees of $18,750 were split between the expense recognized of $11,250 for the period ended December 31, 2008 and Prepaid Expense of $7,500 which will be allocated through February 2009.  No value for the 175,000 shares that have not been issued has been reflected in the financial statements for the period ending December 31, 2008. The value will be reflected in the period when the stock is authorized and issued by the Company. The shares are expected to be authorized and issued in the 4th quarter for the fiscal year ending March 31, 2009.

Note 7 – GOING CONCERN

As of December 31, 2008, the Company generated initial revenues of $31,000 through the 3rd quarter ended December 31, 2008. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management has several contracts under review and three large transactions under negotiation as of November 5, 2008. Management expects revenues to increase in the 4th quarter of the current fiscal year and in the next fiscal year ended march 31, 2010. Management also intends to seek additional capital through equity and/or debt financing to assist the Company until profitable operations can be achieved. There can be no assurance that such increase in revenues will be generated or that financed funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company’s financial statements for the Nine month period ended December 31, 2008 and 2007 do not include any provision for income taxes.  No income tax accrual has been recorded based on the expectation that the additional losses expected to be incurred in the balance of the fiscal year and net operating losses are sufficient to offset the debt forgiveness income that was reflected in the 1st quarter. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

Note 9 – SUBSEQUENT EVENTS

On January 5, 2009, the Company entered into a 6 month arrangement with Illuminated Financial Services Corp regarding financial advisory, strategic planning and investor relations services. In accordance with this agreement, the Company issued 2,000,000 shares of restricted common shares.  The shares were valued at $.04per share for a total value of $80,000. This value will be allocated over the 6 month period of the agreement beginning in January 2009. No other common shares have been authorized for issue by the Company as of the date of this report.

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

Overview

Sector 10 has completed its initial sale of 2 MRU units to a company in San Jose, CA. In addition, 2 SRU-M media units have been ordered to be placed in College facilities that have engaged the Company services. The MRU customer has recently called to order more units and to refer several customers that have expressed interest. Sector 10 has been developing relationships and presently has contracts under review that could generate significant revenues for the Company. Currently under review are approximately 40 units that would be placed in high rise buildings in San Francisco. Additional opportunities are being pursued in high rise facilities in New York City. The customer(s) are interested in additional units after these have been completed.  Management is hopeful that the negotiations may be completed by the end of the 4th quarter with placement of product beginning in the 1st quarter of the next fiscal year ended March 31, 2010. If the Company is successful in negotiating and executing purchase contracts, and if the Company is able to expand its operations to fulfill product orders which could be issued under those contracts, neither possibility of which the Company can presently assure, the Company’s management believes the Company’s revenues and related cash flows of the Company would have a material impact on the Company financial statements.

The Network that was transferred to Sector 10 in the 1st quarter will be used for the administration and maintenance of the SRU units placed with customers. The network also has the capability to provide other telecom services. The outside network administrator has not been successful in engaging any telecom business for the network. At this time, it does not appear that any significant telecom revenues will be generated in the short term. The Company is considering changing network administrators. Such a change appears likely. A final decision regarding this matter is expected in the 4th quarter.

The Company placed a $25,000 deposit to hold the rights to a medical product offered for sale by DPO Medical, Inc. The deposit is fully refundable pending the decision on how to proceed after the due diligence review is completed. The Company has completed the due diligence and determined that the acquisition of the DPO Medical product would not be in the best interest of the Company. The Company has requested a full refund of the deposit. The deposit was not returned by December 31, 2008. A portion of the deposit ($15,000) was received in January 2009. The balance is expected to be received in the 4th quarter of the current fiscal year.

The Company generated revenues of $6,000 during the 2nd quarter and $25,000 during the 3rd quarter. Based on the distribution agreement entered into on September 1, 2007 with Sector 10 Holdings, the liability for the distribution rights fees are not incurred in any respective market until a minimum of $100,000 in sales are generated in the respective authorized distribution markets.  Each of the initial markets identified in the agreement require a distribution rights fee of $250,000 to $500,000 per market (depending on market size) with a maximum cumulative fee of $5 Million. The fee may not exceed 20% of the cumulative sales in the market. Therefore, the fee may be paid over a period of time as sales are initiated in a new market. Based on the sales activity that is currently in negotiation, it is expected that the distribution rights fees will not be incurred until the next fiscal year ended March 31, 2010. The fee cannot be determined until sales are confirmed and the specific locations are identified.

Going Concern Qualification

The notes to the Company’s consolidated financial statements disclose that the limited cash flow of the Company has been absorbed in operating activities and the Company has incurred net losses from operations since inception, and the Company has a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the Company’s business, the Company will have to substantially cut back its level of spending, which could substantially curtail the Company’s operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s going concern uncertainty may affect its ability to raise additional capital, and may also affect its ability to raise additional capital, and may also affect its relationships with suppliers and customers. Investors should carefully examine the Company’s financial statements.

Results of Operations

Nine Months Ended December 31, 2008 as Compared to the Nine Months Ended December 31, 2007

Revenues -

The Company had initial revenues of $31,000 for the nine months ended December 31, 2008. The Company is currently negotiating various contracts which the Company’s management currently believes will generate additional revenues in the 4th quarter for the fiscal year ending March 31, 2009 and in the next fiscal year ended March 31, 2010.

The Company had no revenues for the nine months ended December 31, 2007.

Other Income-

The company had other income of $517,200 for the period ended June 30, 2008. The income was a result of the difference in the value of the shares provided in the conversion of debt to equity. No other income was reported during the nine months ended December 31, 2008.

The Company had no other income for the nine months ended December 31, 2007.

Cost of Sales -

The Company had sales of $31,000 during the nine months ended December 31, 2008. The Cost of Sales associated with the sales for this period was $23,800 which was $1,900 per MRU unit and $10,000 per SRU-M unit.

The Company had no cost of sales or other operating expenses for the nine months ended December 31, 2007.

General and Administrative Expenses -

General and administrative expenses were $491,657 for the nine months ended December 31, 2008. These expenses are made up of professional fees – investor relations – 347,333, expense allocation from Sector 10 Holdings of $90,000, other professional fees of $35,811 and other expenses of $18,513.

General and administrative expenses were $58,845 for the nine months ended December 31, 2007. These expenses are made up in large part by accounting, consulting and professional fees of $52,438 and other expenses of $6,407.

Depreciation Expense –

Depreciation expense for the nine months ended December 31, 2008 was $3,337.

There was $0 depreciation expense reported for the nine months ended December 31, 2007.

Interest Expense –

Interest expense for the nine month period ended December 31, 2008 was $13,707. There was no interest expense for the nine month period ended December 31, 2007.

Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2007

Revenues -

The Company had revenues of $25,000 for the three months ended December 31, 2008. The Company is currently negotiating various contracts which the Company’s management currently believes will generate additional revenues in the 4th quarter for the fiscal year ending March 31, 2009 and in the next fiscal year ended March 31, 2010.

The Company had no revenues for the three months ended December 31, 2007.

Other Income-

The company had no other income for the three months ended December 31, 2008.

The Company had no other income for the three months ended December 31, 2007.

Cost of Sales -

The Company had sales of $25,000 during the three months ended December 31, 2008. The Cost of Sales associated with the sales for this period was $20,000 which was $10,000 per SRU-M unit.

The Company had no cost of sales or other operating expenses for the three months ended December 31, 2007.

General and Administrative Expenses -

General and administrative expenses were $120,921 for the three months ended December 31, 2008. These expenses are made up of professional fees – investor relations – 69,003, expense allocation from Sector 10 Holdings of $30,000, other professional fees of $16,250 and other expenses of $5,668.

General and administrative expenses were $37,859 for the three months ended December 31, 2007. These expenses are made up in large part by accounting, consulting and professional fees of $34,085 and other expenses of $3,774.

Depreciation Expense –

Depreciation expense for the three months ended December 31, 2008 was $1,112.

There was $0 depreciation expense reported for the three months ended December 31, 2007.

Interest Expense –

Interest expense for the three month period ended December 31, 2008 was $5,865. There was no interest expense for the three month period ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, Sector 10 had cash of $75. This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2009 or for any future period.

Sector 10 has completed its initial sale of 2 MRU units to a company in San Jose, CA. In addition, 2 SRU-M media units have been ordered to be placed in College facilities that have engaged the Company services. The MRU customer has recently called to order more units and to refer several customers that have expressed interest. Sector 10 has been developing relationships that could generate significant revenues for the Company. Currently under review are approximately 40 units that would be placed in high rise buildings in San Francisco. Additional opportunities are being pursued in high rise facilities in New York City. The customer(s) are interested in additional units after these have been completed.  Management is hopeful that the negotiations may be completed by the end of the 4th quarter with placement of product beginning in the 1st quarter of the next fiscal year ended March 31, 2010. The Company is negotiating financing arrangements with various investor groups. The Company may consider also generating funding from the sale of shares of Common Stock to in private transactions. There is no guarantee that the Company will be successful in arranging financing on acceptable terms. If the Company is not able to raise additional debt or equity, the Company’s ability to continue its business operations is highly unlikely.

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

Total Assets -

The Company had $1,161,639 in total assets as of December 31, 2008, comprised of cash - $75, Accounts Receivable - $3,000, Prepaid Assets – $17,917, Net Fixed Assets - $17,652, Deposits - $25,000 and Network Acquisition/Development Costs - $1,097,995.

Total Liabilities -

The Company had $480,570 in total liabilities as of December 31, 2008. The Company’s total liabilities as of December 31, 2008 were comprised of $115,662 of accounts payable and accrued liabilities; $164,908 in notes payable to a shareholder/officer and $200,000 other notes payable. All of the outstanding debt is classified as current liabilities.

Operating Activities -

Cash used in operations for the nine months ended December 31, 2008 was ($56,864). Operating activities were affected by stock for services - $339,834; depreciation expense - $3,337; gain n debt restructuring - ($517,200); change in accounts receivable – ($3,000); change in deposits - ($25,000) and change in accounts payable and accrued liabilities -$129,466.

Cash used in operations for the nine months ended December 31, 2007 was ($8,698) which was affected by change in accounts payable and accrued liabilities -$50,147.

Investing Activities -

Cash used from investing activities for the nine months ended for December 31, 2008 was $97,995.

There was no cash used from investing activities for the nine month period ended December 31, 2007.

Financing Activities -

Cash provided from financing activities for the nine months ended December 31, 2008 was $154,934 comprised of general financing proceeds - $200,000, net proceeds on shareholder / officer notes – ($44,374) and bank overdraft of ($692).

Cash provided from financing for the nine months ended December 31, 2007 was $8,854.

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

Item 3.

Controls and Procedures

(a)

Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2008, the Company’s disclosure controls and procedures were effective.

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

Sector 10, Inc.

February 12, 2009	By:	/s/ PERICLES DEAVILA
Date		Pericles DeAvila, President

February 12, 2009	By:	/s/ LAURENCE A. MADISON
Date		Laurence A. Madison Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
[Discuss other exhibits]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith