Form 10-K
period 2009-03-31
SECTOR 10 INC
filed 2009-07-14
CIK 925661

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-24370

Sector 10, Inc.

(Name of small business issuer in its charter)

Delaware	33-0565710
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14553 South 790 West #C

Bluffdale, UT 84065

 (Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Include Area Code: (206) 853-4866

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities Registered Pursuant to Section 15(d) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports);and (2) has been subject to such filing requirements for the past ninety (90)days.Yes ☑ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Issuer’s revenues for its most recent fiscal year were $18,500.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days:

As of June 30, 2009, the Registrant had 10,343,585 shares of Common Stock issued and outstanding with an average market value of $.22 per share for a total market value of $2,275,589.  The shares are reflected after the reverse stock split that was effective on May 19, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g. part I, part II, etc.) Into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2

    DESCRIPTION OF PROPERTIES

9

ITEM 3.

LEGAL PROCEEDINGS

9

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

11

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

11

ITEM 7.

FINANCIAL STATEMENTS

18

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

42

ITEM 8A.

CONTROLS AND PROCEDURES

42

ITEM 8B.

OTHER INFORMATION

43

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

44

ITEM 10.

EXECUTIVE COMPENSATION

45

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

47

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

47

ITEM 13.

EXHIBITS

48

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

48

SIGNATURES

49

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

Business

Organization:

Sector 10, Inc., as currently registered with the State of Delaware was originally incorporated on June 11, 1992 under the name Plasmatronic Technologies, Inc. The initial authorized shares amounted to 20,000,000 common shares and 1,000,000 preferred shares. On May 28, 1998, the Corporation name was officially changed from Plasmatronic Technologies, Inc. to Ecological Services, Inc. On January 2, 2003, the Corporation name was changed from Ecological Services, Inc. to Stanford Capital Corporation. In addition, the authorized capital stock was increased from 20,000,000 common shares to 50,000,000 common shares. On March 16, 2004, the Corporation name was changed from Stanford Capital Corporation to Skreem Entertainment Corporation. On December 1, 2006, the Corporation name was changed from Skreem Entertainment Corporation to SKRM Interactive, Inc.

Sector 10, Services USA, Inc. was formed as a Nevada corporation on September 16, 2002 and was a majority owned subsidiary of Sector 10, Holdings, Inc. The Company had minimal activity in 2002 and has been inactive until immediately prior to the acquisition of SKRM Interactive. The Company was inactive for the full 12 months ended March 31, 2007.

Sector 10, Inc. (formerly known as SKRM Interactive, Inc.) was the acquiring company resulting from the combination of Sector 10 Services USA, Inc, a private company, and SKRM Interactive, a Delaware public company. Sector 10 Services acquired SKRM Interactive through a reverse merger transaction on November 20, 2007. After the merger transaction, the Company had 7,732,030 shares outstanding. Purchase accounting adjustments were made to account for the combination of the entities. Immediately after the merger, the company was called SKRM Interactive, Inc. and continued its reporting obligations under that name. The Company was formerly named Sector 10, Inc. on April 15, 2008. The SKRM year end of March 31 was continued with the new entity. On May 19, 2009, the Company affected a 1 for 10 reverse stock split whereby the new trading symbol was changed to SECI effective May 19, 2009.

Executive Summary:

Sector 10 has developed and seeks to market pre-deployed emergency and disaster response equipment with the world’s first patented Stationary Response Units (SRU) and Mobile Response Units (MRU). Sector 10 has patents issued in the United States and patent applications pending with U.S. and international agencies. Sector 10’s initial SRU and MRU design has been developed, produced, nationally test marketed and sold.

Speed to market and the effective use of corporate capital are the foundations of the framework for Sector 10 management decisions. The Company’s plan is to embark on a structured domino effect intended to activate company income and operational growth.

Sector10 is focused in developing a new market segment and opportunity thru knowledge-based solutions in a fragmented market. In 2008, SECTOR 10 growth strategy identified numerous opportunities nationally and around the world. Our strategy remains to continue to invest in management and business development, expand the number of customers we cover; be more effective in delivering the entire Firm to our clients; effectively manage risk, capital and expenses; and further strengthen our culture.

Overview:

Sector 10, Inc. (“Sector 10” or “The Company”) is in the business of providing emergency disaster response equipment and related support services. Sector 10 is currently licensed to manufacture and sell all Sector 10 products that were originally developed by Sector 10 Holdings, Inc. Sector 10 develops and markets emergency and disaster response equipment known as Mobile Response Unit (“MRU”) and Stationary Response Unit (“SRU”). The MRU and SRU provide an emergency communications system with on-board life safety resources that are needed in an emergency event. The SRU and MRU were developed to promote the concept of pre-deploying life saving tools and supplies in office buildings, factories, schools, construction sites, airports and cruise ships.

Sector 10 is a systems integration company exclusively representing a unique line of proprietary products and technologies focused on the pre-deployment of emergency and leveraging other incorporated asset system such as communication channels and interactive advertising. Sector 10’s life saving services center around the placement of stationary kiosks called SRU’s in high traffic venues and high-rise buildings. The SRU’s or stationary response units contain personal protective equipment (PPE) that can help people, prevent fatalities and injuries during natural disasters, terrorist attacks, and other life threatening situations such as fires. In addition the SRU provides four channels of communication and tracking capabilities that are linked to a command center and can interact with first responders to ensure the greatest number of lives can be saved.

Strategy:

Because of the inherent flexibility of the SRU and MRU design, the potential early markets include multi-level building owners and occupants, industrial users, governmental and military users and humanitarian users. In order to capitalize on its first mover advantage and what the Company perceives to be a growing demand for disaster preparedness, the Company believes it must simultaneously address as many markets as possible. This plan calls for outside funding to fuel potential growth.

The Company intends to sell certain products under bundled contracts of services and long-term product leases, thus securing monthly revenues for many years. Services will include SRU / MRU maintenance and restocking, emergency management training, and system monitoring. The Company proposes to develop the personnel and procedures necessary to provide such services. Markets that require expensive access are to be avoided for at least the first three years, one example being the home consumer market. The Company seeks to penetrate the corporate and institutional marketplace with large multi unit orders, focusing on industrial, construction, large buildings, and humanitarian markets.

If Sector 10 is able to increase the installed base of SRU’s / MRU's, of which there can be no assurance, the Company anticipates that the re-supply of materials for the MRU's will be an integral part of its business. Since Sector 10 will be selling directly to building owners and occupants, the Company presents an additional distribution channel to companies currently selling primarily to the emergency services industry. Several manufacturers of innovative new safety and emergency supplies appealing to the non-professional, such as smoke hoods, have already approached Sector 10 to be enlisted as suppliers. Sector 10 has the potential of being a large distribution outlet for smaller manufacturers and innovators. Since the building owners and occupants do not have the same cumbersome purchasing requirements as governmental emergency agencies, the Company believes that it can serve as a catalyst to bringing new and innovative products to market.

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

Description of Sector 10 Business:

Sector 10 is a systems integration company exclusively representing a unique line of proprietary products and technologies focused on the pre-deployment of emergency and leveraging other incorporated asset system such as communication channels and interactive advertising. Sector 10’s life saving services center around the placement of stationary kiosks called SRU’s in high traffic venues and high-rise buildings. The SRU’s or stationary response units contain personal protective equipment (PPE) that can help people, prevent fatalities and injuries during natural disasters, terrorist attacks, and other life threatening situations such as fires. In addition the SRU provides four channels of communication and tracking capabilities that are linked to a command center and can interact with first responders to ensure the greatest number of lives can be saved.

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

These kiosks or Stationary Response Units (SRU’s) can also be utilized as a means of communication during times of normal operation. The video displays create an interactive experience (with search and user menus) that enhances any facility by spreading information efficiently and effectively to patrons through an information and advertising network that caters to the specific needs of each unique building.

Sector 10 products have received endorsements from the Department of Homeland Security, Be Ready Utah, and Former Senator Jake Garn. Sector 10 is in the process of positioning itself as the global leader in pre-deployment emergency response.

Products:

EMERGENCY STATIONARY RESPONSE UNITS - (SRU)

The SRU mobile Response unit is a stationary response center containing the essential equipment needed for disasters and crisis situations. The unit can be placed near stairways, elevators, and transportation terminals. The SRU units utilize the PLX-3D System to deliver real time information, evacuation status, communications, and supplies the facilities to aid victims in crisis.

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

EMERGENCY MOBILE RESPONSE UNITS - (MRU)

Permanently placed MRU's on location provide the fastest and most efficient security and first aid, working with the incident commander to build a unified command center.

MRU's are rush delivered to a disaster site to enable disasters to be quelled and victims to treated and saved. The MRU mobile Response unit is a self-contained response center armed with all the essential equipment needed for disasters and crisis situations. The mobile unit can be delivered to a crisis site to administer first-aid and other medical needs. The unit is deliverable by air-drop or truck hitch mounted lift system

MRU Features:

• Completely portable tent with automated easy deployment	• 110VAC hookups with battery and solar backup
• Eye wash system	• Utility sink and clean water supply
• Integrated computer system	• All the doors convert to a stretcher, table, and bench
• Wi-Max wireless technology provides the latest speed and security	• Compliant with PLX-3D Systems
• Networkable via network cable, wireless, and cell access	• Modular shelves, drawers, bins, and cabinets
• Satellite communications and networking for remote locations	• Plug and Play setup and installation
• Web based controllable camera	• First aid supply packs with tracking technology
• OSHA compliant

MRU-OH

MRU Standard Product Features Include: eyewash, potable water, hand-wash, postings panel, soap and cup dispenser, garbage refuse, water delivery and recovery systems, compartments for fall protection, electrical TAG programs, MSDS, and Safety Program folders, a foldout plan or command table, forklift and crane lift points, lockable wheels and many other features that help meet and mitigate OSHA, EPA, NIOSH and many other related requirements.

MRU-Specialty

MRU's provide the modularity, mobility, customization, and personalization to first responders when they arrive at a disaster site effectively providing a "portable village" — a desperately needed safe environment for victims and emergency professionals so that lives can be saved. These Response Units offer shelter, utilities, comforts, supplies and equipment.

MRU Specialty Types:

MRU-D Dental Unit

MRU-S Surgical Unit

MRU-V Vaccine Unit

MRU-X X-ray Processing Center

MRU Solutions:

Emergency response

Disaster aid

Remote medical and health center

Hazardous area clean up and response

Remote locations

3rd World Countries

Rural work sites and construction zones

Mining facilities

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

The Market

The market for Sector 10 products and services is largely untapped because we are creating and pioneering the market ourselves through our unique products unprecedented combination of business and public needs. There are many disaster preparedness needs in our nation’s cities as well as unlimited advertising opportunities. Superior technology, unrivaled emergency and safety response systems and unique messaging features distinguish Sector 10 products.

Major US markets for the SRU-M devices include more than 700 malls, 10,000 big box retail stores, 150 convention centers, 150 arenas, and 100 airports. These combined US venues represent a potential of more than 144,000 product placements. More specific information on these opportunities is located in the financial projection.

Sector10 products represent a new product category in the market and an important step for emergency life safety markets across the world.

SRU/MRU's are available in various standard configurations, including emergency response equipment, disaster rescue response, spill-decon equipment, school emergency compliance, fire life & safety response, industrial safety & hygiene, clean room response, respiratory response, agricultural safety and hygiene, construction safety and hygiene. Customers can purchase the standard MRU's in any combination or design their own custom configuration to respond to their special needs.

The following are examples of Sector 10 applications available or under development as noted that solve problems at disaster sites, where “unified command sectors” are created.

Major markets defined by the company include Multi-Story Buildings, Military/Homeland Security, Construction/Industrial Sites, Schools, Hospitals, Hazmat/Decontamination Teams and Humanitarian Services.

The Multi-Story Building market is the initial target market for Sector 10. Customers consist primarily of building owners and managers, institutions and the building tenants. Targeting the top 20 building managers in the U.S. is central to the Company’s sales implementation strategy. This complements the 80/20 principle, where a small number of building managers will make up over 80% of the market place. Sector 10 believes there are over 6 million U.S. buildings, of which approximately 943,000 are over 7 stories and approximately 400,000 are skyscrapers.

Humanitarian Vision – Sponsorship of MRU donations could become very widespread through the multi-national corporate community, world health organizations, charitable foundations, major church relief agencies, government relief agencies, the Red Cross, the US military, and through individual donors. Sector 10 also envisions being a provider of pre-prepared food storage and equipment for food delivery inside MRUs. This would include emergency dry-pack or other quick preparation foods and utilities. Sector 10 would do everything in its power to streamline the process for fulfilling these orders and minimizing the costs.

Large Scale Disaster Applications - A solution at a disaster site is to help the incident commander build the mobile unified command sector, in other words a unified cohesive solution to the disaster at hand. Sector 10 provides products, processes and systems to improve disaster site preparedness. Because Sector 10’s MRU's are so mobile and modularized, they are a reliable resource for all sizes of tented facilities when constructing a “unified command sector” for an effective mobile shelter. This includes tents and equipment for erecting medical triage, command center, decontamination tent, supply and equipment shelter, utilities, etc.

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

As of June 30, 2009, the Company has 4 employees and no current payroll. A total of 2 persons (CEO and CFO) work part time for the company and also work for the majority shareholder Sector 10 Holdings, Inc. Beginning in July, 2009, the CEO and CFO will begin working full time for the Company under new employment agreements. Two other employees (COO and Director of Business Development have employment agreements that begin payroll in July 2009. Company payroll for all current employees and any future additions will be processed through the Company beginning July 2009. As sales activity increases, the Company is expected to hire sales, compliance and administrative employees. Prior to July 2009, payroll was included in the monthly overhead expense allocation by Sector 10 Holdings, Inc. The Company is expecting to hire a Director of Sales in August 2009. The Director will be responsible for coordinating and completing the current sales opportunities and developing new sales opportunities. Sales activities are expected to increase in the 2nd and 3rd quarter of the fiscal year ended March 31, 2010.  Hiring of additional full time employees is expected to begin in the same period. It is expected that at least 20 people will be hired to assist the Company efforts for the fiscal year ended March 31, 2010. Fewer employees will be hired if the sales activity is less than expected.

ITEM 2

DESCRIPTION OF PROPERTIES

The Company’s administrative offices are located in a leased office facility located at 14553 South 790 West #C Bluffdale, UT 84065. The facility contains approximately 2,000 square feet of office space. The lease is maintained by the principal shareholder of the Company. Shared expenses incurred by Sector 10 Holdings are allocated to the Company on a monthly basis. The allocation includes a portion for rent expenses. The Company is seeking new office space to accommodate the growth in personnel expected when the sales activity begins in fiscal 2010. No lease arrangement has been finalized as of the date of this report.

ITEM 3.

LEGAL PROCEEDINGS

The Company is aware of the following situation regarding litigation, pending or threatened, to which it is a party.

Syptec, Inc.

Syptec, Inc. was engaged by Sector 10 Holdings, Inc. and Sector 10 Connex, Inc. (a company owned by Sector 10 Holdings) to provide administration services for the system network. The network was transferred from Holdings to the Company in May 2009 along with the administration.

The Network is not in service as of March 31, 2009. The Company has determined that the performance of the administrator has been inadequate and the administration agreement was cancelled. The performance issues have resulted in various disagreements with the administrator. As part of the termination, the Company has requested the return of all servers and related software and other equipment for deployment in other secure facilities with a new administrator. The administrator has not provided the return of the equipment at this stage. In addition, the administrator is seeking payment of fees and has filed a claim for $58,732 of fees due. Although the fees at issue are attributable to services for the Company, the claim was not filed against the Company.

The Company disagrees with the total fees but has recorded the full amount in the financial statements. The Company has disputed this claim and considering legal options to provide the transfer the equipment to another administrator. The disputed fees include charges for consulting fees that are being challenged since the network is not in service. Removing the consulting fees included in the $58,732 and the consulting fees paid with the acquisition of the equipment, the Company has a credit balance of approximately $4,000.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2009, other than those for which the majority of shares entitled to vote upon were approved as set forth in the Pre 14C Information Statement, filed on August 25, 2008, approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to the authorization of the reverse stock split. The Company received correspondence from the Securities and Exchange Commission that required the Company to hold off on any further actions related to the reverse stock split until a no further comment letter was received from the SEC regarding the Pre 14C filed on August 25, 2008. The no further comment letter was received on January 6, 2009. Additional shareholder approval was received on April 22, 2009. A Definitive 14C was filed on April 24, 2009 regarding the amendments for the reverse stock split. The reverse stock split was effective on May 19, 2009. Due to the reverse stock split, the Company trading symbol was changed to SECI effective May 19, 2009.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The Company’s Common Stock trades on the Over the Counter Bulletin Board under the symbol SECI.OB. Prior to May 19, 2009, the stock traded under the symbol “SECT.OB.” The Company’s stock began trading subsequent to its year end of March 31, 2006. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of June 30, 2009, the Company had approximately 185 shareholders of record.

The following chart sets out the Open, High, Low, Close, Volume and Adjusted Close Price for the stock for the period from March 31, 2008 until March 31, 2009. The dates represent the last trading date for the respective month:

Date	Open	High	Low	Close	Volume	Adj. Close
2009-03-31	0.03	0.03	0.03	0.03	22,200	0.03
2009-02-27	0.04	0.04	0.04	0.04	72,600	0.04
2009-01-30	0.06	0.07	0.05	0.07	45,300	0.07
2008-12-31	0.04	0.04	0.04	0.04	33,000	0.04
2008-11-28	0.03	0.03	0.03	0.03	0	0.03
2008-10-31	0.02	0.02	0.02	0.02	5,000	0.02
2008-09-30	0.02	0.02	0.02	0.02	0	0.02
2008-08-29	0.02	0.02	0.02	0.02	10,000	0.02
2008-07-31	0.02	0.02	0.02	0.02	0	0.02
2008-06-30	0.07	0.07	0.07	0.07	0	0.07
2008-05-31	0.07	0.10	0.07	0.10	75,000	0.10
2008-04-30	0.12	0.12	0.12	0.12	20,000	0.12
2008-03-31	0.12	0.12	0.12	0.12	12,000	0.12

The Company’s transfer agent is OTC Stock Transfer, Inc. of Salt Lake City, Utah.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company’s cash balance is insufficient to satisfy the Company’s cash requirements for the next 12 months. The Company is dependent on continued receipt of revenues and will need outside funding from the sale of shares or debt financing in order to continue operations beyond that point. The Company is currently negotiating a line of credit facility that is expected to provide sufficient funding for the next fiscal year. This credit facility is expected to close in June or July 2009.

The Company anticipates that it will acquire additional furniture and computers during the next twelve months. Any acquisitions would be furniture and computers for new personnel that may be hired and potential costs associated with relocation of corporate offices.

The Company currently has 4 employees and anticipates a significant change in the number of employees in the next twelve months. As sales activity increases, the Company is expected to hire sales, compliance and administrative employees. The Company is expecting to hire a Director of Sales in July 2009. The Director will be responsible for coordinating and completing the current sales opportunities and developing new sales opportunities. Sales activities are expected to increase in the 2nd and 3rd quarter of the fiscal year ended March 31, 2010.  Hiring of additional full time employees is expected to begin in the same period. It is expected that at least 20 people will be hired to assist the Company efforts for the fiscal year ended March 31, 2010. Fewer employees will be hired if the sales activity is less than expected.

Our independent registered public accounting firm issued a report on their audit of our financial statements for the fiscal year ended March 31, 2009. Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities and has incurred net losses for the fiscal year, and have a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations. The independent registered public accounting firm’s report contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public accounting firm's report and examine our financial statements.

 Results of Operations for the year ended March 31, 2009 as compared to the year ended March 31, 2008.

Revenues -

The Company had net initial revenues of $18,500 for the fiscal year ended March 31, 2009 consisting of total sales of $37,000 less customer deposits of $18,500. The deferred revenue was recognized to account for the product sales that were not shipped by the fiscal year ended March 31, 2009. The Company is currently negotiating various contracts which the Company’s management currently believes will generate additional revenues the next fiscal year ended March 31, 2010.  Some existing opportunities involve several large companies that are interested in acquiring multiple MRU or SRU units in multiple locations. Closing of theses potential sales will result in significant sales and will assist in the Company cash flow needs for the upcoming fiscal year. The Company is expected to hire a Director of Sales in July 2009 which is expected to assist in closing the current opportunities as well as increase of revenues for the fiscal year ended March 31, 2010.

The Company had no revenues for the fiscal year ended March 31, 2008.

Other Income-

The company had other income of $517,200 for the period ended June 30, 2008. The income was a result of the difference in the value of the shares provided in the conversion of debt to equity. No other income was reported during the fiscal year ended March 31, 2009.

The Company had no other income for the fiscal year ended March 31, 2008.

Cost of Sales -

The Cost of Sales associated with the sales for this period was $18,032 which was approximately $1,900 per MRU unit and $10,000 per SRU-M unit plus shipping. Cost of sales, inventory and other manufacturing costs are determined under an outsourced manufacturing agreement with Dutro Company based in Logan, UT.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2008.

General and Administrative Expenses -

General and administrative expenses were $1,027,508 for the fiscal year ended March 31, 2009. These expenses are made up of professional fees – investor relations – $556,458, expense allocation from Sector 10 Holdings of $120,000, other professional fees of $99,858, wages of $75,000, R&D expenses of $64,772, network and computer fees of $58,859, director fees of $15,000 and other expenses of $37,561.

General and administrative expenses were $120,131for the year ended March 31, 2008. These expenses are made up of professional fees – $58,711, expense allocation from Sector 10 Holdings of $30,000, travel expenses of $11,213 and other expenses of $20,207.

Other expenses -

The Company had no other expenses for the year ended March 31, 2009. The Company had no other expenses for the year ended March 31, 2008.

Interest expense

The Company had interest expense of $22,935 for the year ended March 31, 2009.  The Company had interest expense of $3,815 for the year ended March 31, 2008.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $35,016 with a deficit in working capital of $815,690 as of March 31, 2009 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $1,267,251 in total assets for the year ended March 31, 2009. Our total assets are comprised of Cash - $ 35,016, Accounts receivable - $2,000, Inventory – $18,409, Prepaid Assets – 37,291, Net fixed assets - $16,540, Deposits - $10,000 and Network acquisition / development costs - $1,147,995. The network development and acquisition costs include the development costs transferred by Sector 10 Holdings of $1,000,000 plus $147,995 of additional costs incurred since the transfer.

Working capital -

Since the merger on November 20, 2007, we initially have financed the operations exclusively through advances from shareholders and officers. Beginning in May 2008, outside investors have assisted in provided working capital. Total outside capital received is $451,000 as of the fiscal year ended March 31, 2009. Of this amount, $251,000 was attributed to funds received where the loan documentation was not complete at year end. Documentation of $233,000 of the $251,000 has been completed as of June 24, 2009 under the same terms used in the preparation of the financial statements. The remaining proceeds are expected to be documented under the same terms and documentation as the other proceeds.

We expect to finance operations through the sale of equity and or debt financing. We anticipate that sales activity will begin in the fiscal year ended March 31, 2010. Sales activity is expected to generate sufficient cash flow to fund the ongoing operations of the business. There is no guarantee that we will be successful in arranging financing on acceptable terms or that future sales activity will be sufficient for funding operations.

We anticipate that up to $5,000,000 of additional working capital will be required over the next 12 months to meet our budgeted needs for the coming year including sales development and expansion activity. We do not have sufficient cash on hand to meet these anticipated obligations.

The Company is currently negotiating a $5 to $7 Million line of credit facility that is expected to provide sufficient funding for the next fiscal year. This credit facility is expected to close in June or July 2009. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Liabilities -

Current and total liabilities as of March 31, 2009 were $908,406. The balance was composed of accounts payable and accrued liabilities of $400,152, Note payable to outside investors of $451,000 and interest and funding advances from Sector 10 Holdings and Peric DeAvila of $38,754.

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

Cash flows -

	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2009	2008
Net cash provided by / (used in)
Operating activities	$(64,832)	$(87,814)
Investing activities	(147,995)	(22,250)
Financing activities	247,843	110,064

Increase/(decrease) in cash and cash equivalents	$35,016	$––

Years ended March 31, 2009 and 2008
Cash and cash equivalents	$35,016	$––

Operating Activities -

Cash used in operations for the year ended March 31, 2009 was ($64,832). This included a loss from operation of ($532,775), stock issued for services of $546,708,adjustment for non-cash gain in restructuring of ($517,200), Change in accounts receivable of ($2,000), change in inventory of ($18,409), a change in deposits of ($10,000), a net change in accounts payable and accrued liabilities of $445,894, change in deferred revenue of $18,500 and an adjustment for non cash depreciation expense of $4,450.

Cash used in operations for the year ended March 31, 2008 was ($87,814). This included a loss from operation of ($123,946), a net change in accounts payable for payables not assumed in the SKRM merger of $34,872 and an adjustment for non cash depreciation expense of $1,260.

Investing Activities -

Investing Activities include current year additions to the Network Acquisition / Development Costs of ($147,995) for the year ended March 31, 2009. Investing Activities include fixed asset purchases of (22,250) for the year ended March 31, 2008.

Financing Activities -

Cash used in financing activities for the year ended March 31, 2009 was $247,843. This was comprised of note payable from outside investors of $451,000, net advances from related parties including Sector 10 Holdings / Peric DeAvila of ($202,465) and a net bank overdraft reversal of ($692).

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

Revenue -

Our products include equipment, software and related services that is essential to the functionality of our products. In the current fiscal year, no software or maintenance contracts were sold. Revenue is recognized in the period in which the product is prepared for shipment and an invoice is created based on properly approved purchase order. Revenue was deferred for sales where shipments of product did not occur before the fiscal year ended March 31, 2009.

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

Dependence upon Suppliers and Other Third Parties: The Company relies on Dutro Company under an outsource manufacturing agreement for the production of all Sector 10 products. Much of the consumable medical supplies included in the MRUs are obtained from a limited number of distributors. Although alternative sources of supply may be available, the Company would likely experience operational disruptions if it were unable to obtain its products or related supplies from existing suppliers. Furthermore, the Company might incur significant unanticipated costs in engaging new suppliers. Because production of Sector 10 products requires specialized equipment, the Company would likely experience delay in switching to an alternative manufacturer.

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

Our directors, officers, and 5% stockholders and their affiliates control in excess of 50% of our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

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

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Sector 10, Inc.

Bluffdale, Utah

We have audited the accompanying consolidated balance sheets of Sector 10, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sector 10, Inc. as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended March 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of Sector 10, Inc.’s internal control over financial reporting as of March 31, 2009 and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has a working capital deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah

July 14, 2009

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

For the Years Ended March 31, 2009 and 2008

	March 31, 2009	March 31, 2008
ASSETS
Current assets:
Cash	$35,016	$––
Accounts receivable	2,000	––
Inventory	18,409	––
Prepaid assets	37,291	––
Total current assets	92,716	––

Fixed Assets:
Furniture	9,182	9,182
Computers	13,068	13,068
Total fixed asset cost	22,250	22,250
Less: accumulated depreciation	(5,710)	(1,260)
Net fixed assets	16,540	20,990
Other assets:
Deposits	10,000	––
Network acquisition/development costs	1,147,995	––
Total other assets	1,157,995	––
Total assets	$1,267,251	$20,990

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Bank overdraft	$––	$692
Accounts payable and accrued liabilities	400,152	82,291
Deferred revenue	18,500	––
Notes payable	451,000	––
Note payable – officer / shareholder	38,754	762,387
Total current liabilities	908,406	845,370

Shareholders' equity:
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	––	––
C Common shares - $0.001 par value; 199,000,000 authorized; 10,143,530 and 7,732,030 shares issued and outstanding, respectively	10,144	7,732
Additional paid – in-capital (deficit)	1,009,008	(704,580)
Retained earnings (deficit) accumulated during the development stage	(660,307)	(127,532)
Total shareholders' equity (deficit)	358,845	(824,380)
Total liabilities and shareholders' equity	$1,267,251	$20,990

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2009 and 2008 and for the Period From Inception,

September 16, 2002 to March 31, 2009

	Years Ended		Inception to
	March 31,	March 31,	March 31,
	2009	2008	2009

Sales	$18,500	$––	$18,500
Cost of Sales	18,032	––	18,032
Gross Profit	468	––	468

Expenses:
General and administrative	1,027,508	120,131	1,151,225
Total expenses	1,027,508	120,131	1,151,225
Income (Loss) from operations	(1,027,040)	(120,131)	(1,150,757)
Interest expense	(22,935)	(3,815)	(26,750)
Other income: debt restructuring	517,200	––	517,200
Net Income (loss) before income taxes	(532,775)	(123,946)	(660,307)
Provision for income taxes	––	––	––
Net Income (loss)	$(532,775)	$(123,946)	$(660,307)

Weighted Average Shares Outstanding – basic and diluted	9,246,849	5,988,023
Basic and diluted loss per share
Continuing Operations	$(0.06)	$(0.02)
Net Loss	$(0.06)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the period from September 16, 2002 (inception) through March 31, 2009

	Common stock (1)		Additional Paid-In	Deficit Accumulated During the
	Shares	Amount	Capital	Development Stage
Balance at Inception, September 16, 2002	––	$––	$––	$––
Issuance of common stock for cash	4,700,000	4,700	(1,325)	––
Issuance of common stock for services	300,000	300	(89)	––
Net loss from September 16, 2002 to December 31, 2002		––	––	(3,586)
Balance at December 31, 2002	5,000,000	5,000	(1,414)	(3,586)
Net loss		––	––	––
Balance at December 31, 2003	5,000,000	5,000	(1,414)	(3,586)
Net loss		––	––	––
Balance at December 31, 2004	5,000,000	5,000	(1,414)	(3,586)
Net loss		––	––	––
Balance at December 31, 2005	5,000,000	5,000	(1,414)	(3,586)
Net loss	––	––	––	-
Balance at March 31, 2006	5,000,000	5,000	(1,414)	(3,586)
Net loss	––	––	––	––
Balance at March 31, 2007	5,000,000	5,000	(1,414)	(3,586)
Recapitalization	2,732,030	2,732	(703,166)	––
Net loss	––	––	––	(123,946)
Balance at March 31, 2008	7,732,030	$7,732	$(704,580)	(127,532)
Issue shares on April 4, 2008 @$1.10 per share to Capital Group Communications	304,000	304	334,096	––
Issue shares on May 8, 2008 @$1.10 per share to Jeffrey Martin debt conversion	120,000	120	131,880	––
Issue shares on May 19, 2008 @$.80 per share to Sector 10 Holdings for Network Ownership and Development rights transfer	1,250,000	1,250	998,750	––
Issue shares on November 3, 2008 @$.25 per share to Peter Kristensen for Investor relations consulting services	50,000	50	12,450	––
Issue shares on December 19, 2008 @$.30 per share to QualityStocks for Investor Relations Services	37,500	38	11,212	––
Issue shares on January 5, 2009 @$.40 per share to Illuminate Financial Services Corp for Investor Relations Services	200,000	200	79,800	––
Issue shares on March 31, 2009 to Sector 10 Holdings, Inc. for extinguishment of related party payable at $.30 per share.	450,000	450	134,550	––
Gain on extinguishment of related party payable	––	––	10,850
Net loss	––	––	––	(532,775)
Balance at March 31, 2009	10,143,530	$10,144	$1,009,008	$(660,307)

———————

(1) All shares have been adjusted to reflect the impact of the May 2009 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended March 31, 2009 and 2008

and for the Period From Inception,

September 16, 2002, to March 31, 2009

	Years Ended		Inception to
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net Loss	$(532,775)	$(123,946)	$(660,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	546,708	––	546,708
Depreciation	4,450	1,260	5,710
Gain on debt restructuring	(517,200)	––	(517,200)
Changes in
Accounts receivable	(2,000)	––	(2,000)
Inventory	(18,409)	––	(18,409)
Deposits	(10,000)	––	(10,000)
Accounts payable and accrued liabilities	445,894	34,872	480,766
Deferred revenue	18,500	––	18,500
Net cash used in operating activities	(64,832)	(87,814)	(156,232)

Cash Flows from Investing Activities:
Fixed asset purchases	––	(22,250)	(22,250)
Network Acquisition / Development Costs	(147,995)	––	(147,995)
Net cash used in investing activities	(147,995)	(22,250)	(170,245)

Cash Flows from Financing Activities:
Bank overdraft	(692)	692	––
Proceeds from general financing	451,000	––	451,000
Proceeds from Shareholder /Officers	263,275	619,546	882,821
Payments to Shareholder/Officers	(465,740)	(510,174)	(975,914)
Proceeds from issuance of common stock	––	––	3,586
Net cash provided by financing activities	247,843	110,064	361,493

Net increase in cash	$35,016	$––	$35,016
Beginning of period - continuing operations	––	––	––
End of period - continuing operations	$35,016	$-	$35,016

Cash Paid for interest	$––	$––	$––
Cash paid for income taxes	$––	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Sector 10, Inc., as currently registered with the State of Delaware was originally incorporated on June 11, 1992 under the name Plasmatronic Technologies, Inc. The initial authorized shares amounted to 20,000,000 common shares and 1,000,000 preferred shares. On May 28, 1998, the Corporation name was officially changed from Plasmatronic Technologies, Inc. to Ecological Services, Inc. On January 2, 2003, the Corporation name was changed from Ecological Services, Inc. to Stanford Capital Corporation. In addition, the authorized capital stock was increased from 20,000,000 common shares to 50,000,000 common shares. On March 16, 2004, the Corporation name was changed from Stanford Capital Corporation to Skreem Entertainment Corporation. On December 1, 2006, the Corporation name was changed from Skreem Entertainment Corporation to SKRM Interactive, Inc.

Sector 10, Services USA, Inc. was formed as a Nevada corporation on September 16, 2002 and was a majority owned subsidiary of Sector 10, Holdings, Inc. The Company had minimal activity in 2002 and has been inactive until immediately prior to the acquisition of SKRM Interactive. The Company was inactive for the full 12 months ended March 31, 2007.

Sector 10, Inc. (formerly known as SKRM Interactive, Inc.) was the acquiring company resulting from the combination of Sector 10 Services USA, Inc, a private company, and SKRM Interactive, a Delaware public company. Sector 10 Services acquired SKRM Interactive through a reverse merger transaction on November 20, 2007. After the merger transaction, the Company had 7,732,029 shares outstanding (adjusted for reverse stock split). Purchase accounting adjustments were made to account for the combination of the entities. Immediately after the merger, the company was called SKRM Interactive, Inc. and continued its reporting obligations under that name. The Company was formerly named Sector 10, Inc. on April 15, 2008. The SKRM year end of March 31 was continued with the new entity.

Sector 10, Inc. is currently licensed to manufacture and sell all Sector 10 products that were originally developed by Sector 10 Holdings, Inc. Sector 10 develops and markets emergency and disaster response equipment known as Mobile Response Unit (“MRU”) and Stationary Response Unit (“SRU”). The MRU and SRU provide an emergency communications system with on-board life safety resources that are needed in an emergency event. The SRU and MRU were developed to promote the concept of pre-deploying life saving tools and supplies in office buildings, factories, schools, construction sites, airports and cruise ships.

Sector 10, Inc. is a systems integration company exclusively representing a unique line of proprietary products and technologies focused on the pre-deployment of emergency and leveraging other incorporated Asset system such as communication channels and interactive advertising. Sector 10’s life saving services center around the placement of stationary kiosks called SRU’s in high traffic venues and high-rise buildings. The SRU’s or stationary response units contain personal protective equipment (PPE) that can help people, prevent fatalities and injuries during natural disasters, terrorist attacks, and other life threatening situations such as fires. In addition the SRU provides four channels of communication and tracking capabilities that are linked to a command center and can interact with first responders to ensure the greatest number of lives can be saved.

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

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 1, 2007, Sector 10 USA, Inc. entered into a Distribution Agreement with Sector 10 Holdings, Inc. This agreement was assumed by Sector 10, Inc. as a result of the merger with SKRM Interactive. Under the terms of the agreement, Sector 10, Inc. has exclusive rights to manufacture, sell and distribute Sector 10 products within the assigned Territories under the agreement. The assigned territories include the following metropolitan areas:

New York	Miami	Atlanta
Los Angeles	Washington DC	San Francisco
Chicago	Houston	Salt Lake City
Philadelphia	Detroit	Phoenix
Dallas	Boston	Seattle

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

Sector 10 Inc will have rights to acquire other distribution territories. This includes other areas within the United States, Canada and other international markets. The agreement sets pricing requirements and establishes minimum performance standards. Pricing requirements set the price at which the specific Sector 10 Product will be acquired prior to sale by Sector 10, Inc. The pricing will be set by agreement when the products are available for sale. The pricing requirements will be adjusted to reflect the price available for the fiscal year ended March 31, 2009. The performance standards are effective when product is available and the sales process has begun. Minimum performance standards are the minimum sales results that are required to continue the exclusive distribution rights in the specific territory. Sales activity has been minimal in the fiscal year March 31, 2009. The Company has engaged various sales representatives that project more significant activity Sales Activity for the fiscal year ended March 31, 2010. Minimum performance standards provide a transition for each territory. The term for the agreement is 5 years and is renewable with an automatic renewable feature.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

It is the Company’s policy to invest cash with financial institutions judged to be highly secure. For purposes of the statement of cash flow, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations of customers’ financial condition. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has minimal sales and minimal receivables outstanding for the fiscal year ended March 31, 2009. Due to the size of the sales and related receivables, no reserve was established for the current fiscal year. In the future, the Company expects to use 3rd party financing lease arrangements for many product sales that will minimize the need for providing credit to customers.

Inventory

Inventories are valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of finished products that the Company intends to sell to its customers and product demos that are used for presentations to customers. The demos are also available for sale. The Company uses an outsourced manufacturer that maintains inventory and provides the Company with related costs. There is minimal sales activity and therefore minimal inventory on hand at the fiscal year ended March 31, 2009.  The Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value. If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the year ended March 31, 2009, the Company has no inventory reserve.

Property and Equipment and Depreciation

Property and equipment are carried at historical cost less accumulated depreciation. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

The Company provides for depreciation of property and equipment principally by use of the straight-line method for financial reporting purposes. Depreciation begins in the month that depreciable assets are placed in service. The only assets currently placed in service are computers and furniture and equipment. Computers and depreciable equipment are estimated to have a useful life of 5 years. Depreciation is computed based on a straight line basis over the estimated useful life.

Notes Payable

Subsequent to the merger transaction on November 20, 2007, and through the fiscal year ended March 31, 2009 the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). In additional, the Company shares overhead expenses with Sector 10 Holdings. Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila.  The Company has imputed interest at 8% per annum.

Beginning in May 2008 and continuing through the end of the fiscal year March 31, 2009, the Company received funding from outside individual investors. The Company is currently negotiating a new funding arrangement which will assist in refinancing the existing debt as well as provide funding for the fiscal year ended March 31, 2010. All significant future funding is expected to be raised from outside investors.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long Lived Assets

The Company maintains a Long Lived Asset which is reviewed regularly for impairment. In its review for impairment, the Company prepares estimates of future cash flows to assist in the determination of the asset’s recoverability. If there is an issue regarding recoverability, an independent valuation will be obtained to determine any required adjustment for impairment The estimates used in determining for recoverability are updated by the Company on a regular basis to provide guidance for management’s quarterly and annual reporting.

Revenue Recognition

The Company had minimal sales activity during the current fiscal year ended March 31, 2009. The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

Impact of Recent Accounting Pronouncements

Sector 10 does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

SFAS No. 141(R) -- In December 2007, the FASS issued SFAS No. 141 (R), Business Combinations. SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141 (R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141 (R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquire businesses. SFAS 141 (R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We do not expect SFAS No. 141(R) to have a material impact on our results of operations, financial position, or cash flows.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 157 -- In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

SFAS 160 --In December 2007, the FASS issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51. SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. We do not expect SFAS 160 to have a material impact on our results of operations, financial position, or cash flows.

SFAS 161 -- In March 2008, the Financial Accounting Standards Board (FASS) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161 "). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's financial statements.

SFAS 162 -- In May of 2008, the FASS issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies literature established by the FASS as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement will require no changes in the Company's financial reporting practices.

SFAS 163 -- In May of 2008 the Financial Accounting Standards Board (FASS) issued Statement of Financial Accounting Standards (SFAS) No. 163, "Accounting for Financial Guarantee Insurance - an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises ", This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company's financial reporting at this time.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVERSE MERGER

On September 12, 2007, SKRM Interactive, Inc., Jeffrey Martin (SKRM Shareholder), Sector 10 Services-USA, Inc. (“Sector 10 Services”), Sector 10 Holdings, Inc. (“Sector 10 Holdings”) and the Pericles DeAvila Institute for Humanitarian Studies (the “DeAvila Institute”) entered into a Stock Exchange Agreement (the “Exchange Agreement”) setting forth the terms and conditions upon the above named parties thereto proposed to consummate a stock exchange transaction pursuant to which Sector 10 Holdings and the DeAvila Institute would transfer to the Company approximately 75% of the issued and outstanding shares of common stock of Sector 10 Services in exchange for (i) the Company’s issuance and delivery to Sector 10 Holdings and the DeAvila Institute of 4,705,882 and 294,118 newly-issued shares of the Company’s common stock (the “Common Stock”), respectively, and (ii) Mr. Martin’s transfer and delivery to Sector 10 Holdings and the DeAvila Institute of 1,411,767 and 88,235 outstanding shares of Common Stock, respectively (collectively, the “Sector 10 Transaction”). A summary of the terms of the Exchange Agreement and related details were originally disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007 (the “October Form 8-K). All shares were adjusted to reflect the reverse stock split.

In November 2007, based upon the approval by the Sector 10’s shareholders of the Certificate of Amendment, and the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware, the Company completed the transactions contemplated by the Exchange Agreement, including the issuance and delivery to Sector 10 Holdings and the DeAvila Institute of 4,705,882 and 294,118 newly-issued shares of the Company’s common stock, respectively. The Company believes the issuance of such shares to Sector 10 Holdings and the DeAvila Institute was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the provisions of Section 4(2) thereof.

The reporting period for the new entity continued with a March 31 fiscal year end. The name of the company was formerly changed to Sector 10, Inc. on April 15, 2008.

In the 4th quarter of the fiscal year ended March 31, 2008, additional liabilities were identified that were assumed in the merger. These additional liabilities were general accounts payable totaling $60,088. An adjustment was made to include in accounts payable and to adjust additional paid in capital. The adjustment is reflected in the Statement of Shareholders Deficit. In the 4th quarter of the fiscal year ended March 31, 2009, the pre-acquisition liabilities were transferred to Sector 10 Holdings which agreed to assume all pre-acquisition liabilities. The adjustment was reflected in the NP Sector 10 Holdings.

NOTE 4 – INVENTORY

The Company uses Dutro Company as an outsourced manufacturing company. The Dutro Company provides the Company with details regarding inventory on hand and related costs. The inventory on hand at March 31, 2009 was $18,409. Sales activity and related purchase orders were minimal for the fiscal year ended March 31, 2009. In accordance with the Manufacturing Agreement with Dutro Company, purchase orders will be negotiated for all sales activity. Dutro Company will provide reports to the Company regarding the status of all purchase order requested and the total finished goods inventory on hand. The Company relies on information provided by Dutro Company to record inventory on the Company books.

All inventory on hand is available for sale. As sales and related production activity increases the Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value. If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the year ended March 31, 2009, the Company has no inventory reserve.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NETWORK ACQUISITION/DEVELOPMENT COSTS

On May 19, 2008 Sector 10, Inc. (“Sector 10” or “Company”) entered into an agreement with its major shareholder Sector 10 Holdings, Inc. (“Holdings”). Holdings currently owns over 50% of the outstanding shares of Sector 10, Inc. Holdings had developed a Server Network to maintain and administer products and services that had been developed within specifications to manage the SRU and MRU safety products.

The network has fully integrated capabilities for distribution services including the worldwide transmission of video and audio broadcasts, with content management services that archive data under a redundant system with various server clusters across the nation to service Sector10’s National and world-wide requirements. In addition to providing for the normal Sector 10 products such as the SRU and SRU- Media, the Network also has the capability to provide other services. The development costs include the licensed rights to proprietary software including the PLX-3D software which is used for the monitoring and tracking services provided with the SRU/MRU.

The network was transferred from Holdings to the Company at a cost of $1,000,000 which reflects the prior development costs incurred by Holdings prior to the transfer. As part of the agreement, the Company agreed to pay for development costs that were due in the month of transfer. This expense amounted to $97,995 in May 2008. An additional $50,000 was accrued for development expenses incurred prior to the year ended March 31, 2009. The transfer was reflected as Network acquisition /development costs and the Company issued 1,250,000 common shares that were valued at $.80 per share for total value of $1,000,000. The shares and related conversion price were adjusted to reflect the subsequent reverse stock split.

The Network is treated as a Long Lived Asset which is reviewed regularly for impairment. In its review for impairment, the Company prepares estimates of future cash flows to assist in the determination of the asset’s recoverability. If there is an issue regarding recoverability, an independent valuation will be obtained to determine any required adjustment for impairment The estimates used in determining for recoverability are updated by the Company on a regular basis to provide guidance for Management’s quarterly and annual reporting. Based on the estimates prepared for the fiscal year end March 31, 2009, Management has determined that the Network Asset is recoverable and not subject to an adjustment for impairment.

The Network is not in service as of the fiscal year ended March 31, 2009. It is expected to be placed in service in the fiscal year ended March 31, 2010. Once, placed in service, the asset will be depreciated over its estimated useful life which is currently estimated to be 7 to 10 years. The Company has not completed its review of the final depreciable life for the Network asset.

The Company has determined that the performance of the administrator has been inadequate and the administration agreement was cancelled. The performance issues have resulted in various disagreements with the administrator. As part of the termination, the Company has requested the return of all servers and related software and other equipment for deployment in other secure facilities with a new administrator. The administrator has not provided the return of the equipment at this stage. In addition, the administrator is seeking payment of fees and has filed a claim for $58,732 of fees due. Although the fees at issue are attributable to services for the Company, the claim was not filed against the Company.

The Company disagrees with the total fees but has recorded the full amount in the financial statements. The Company has disputed this claim and considering legal options to provide the transfer the equipment to another administrator. The disputed fees include charges for consulting fees that are being challenged since the network is not in service. Removing the consulting fees included in the $58,732 and the consulting fees paid with the acquisition of the equipment, the Company has a credit balance of $4,000. The dispute is expected to be resolved before any significant sales activity begins. If needed, the Company will purchase additional servers as required to perform any required administration for new business in the next fiscal year. Any additional expenses needed to cover the IT administration during this dispute will be included as potential damages in any future legal considerations.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEPOSIT

The Company was approached by DPO Medical, Inc. with respect to the possible acquisition of a medical product that (if acquired) could produce immediate revenues to assist in providing the Company with cash flow during their growth period. In order to hold the rights during its due diligence review, the Company on September 15, 2008, placed a $25,000 refundable deposit with DPO Medical, Inc. The Company completed its due diligence review subsequent to the quarter ended September 30, 2008 and decided that it was not in the Company’s best interest to pursue the acquisition of the medical product offered by DPO Medical. Accordingly, the Company has requested the full refund of the $25,000 deposit. The deposit has been recorded as an asset on the balance sheet for the period ended December 31, 2008. A total of $15,000 of the deposit was received in January 2009. The balance of $10,000 was still outstanding as of the year ended March 31, 2009. The final $10,000 deposit was received in May 2009.

NOTE 7 – DEBT CONVERSION

On May 8, 2008, Sector 10, Inc. (“Sector 10”) and Jeffrey Martin (“Martin”) agreed to convert all outstanding debt owed Martin to common shares of Sector 10, Inc. A brief description of the transaction and the related background is as follows.

Martin transferred 120,000 (adjusted for reverse stock split) SKRM Interactive, Inc. common shares (“Martin Transfer”) that were owned by Martin and/or related parties to various individuals in satisfaction of pre-acquisition debt. As a result of the Martin transfer, Sector 10 recorded $649,200 in liabilities due Martin on its books for the fiscal year end March 31, 2008.

 Martin agreed to convert the debt into Sector 10 shares in an amount equal to the number of shares used by Martin in the Martin Transfer. Sector 10 agrees to issue 120,000 new shares (adjusted for reverse stock split) of Sector 10, Inc. in complete and total satisfaction of the $649,200 debt to Martin and in satisfaction of any other unrecorded debt that may exist between Martin and Sector 10.

The 120,000 shares were issued during the quarter ended June 30, 2008. The accounting for the debt conversion consisted of reclassification of the note payable of $649,200 to additional paid-in-capital ($131,880) and capital stock ($120). The value of the shares issued on May 8, 2008 was $132,000. The $517,200 difference between the value and the debt converted was treated as other income.

NOTE 8 – NOTES PAYABLE

Related Parties - Shareholder / Officer

During the period ended March 31, 2008, Jeffrey D. Martin, a stockholder used his own shares to assist the company in retiring the convertible debt instrument through the repurchase agreement. Accordingly, the Company recorded a liability to Mr. Martin in the amount of $649,200 to reflect the value of the retired note. There is no interest accruing on the note. The total outstanding liability at the fiscal year ended March 31, 2008 to Mr. Martin was $649,200. On May 8, 2009, the note was converted to equity and the Company issued 120,000 new common shares (adjusted for reverse stock split) to Mr. Martin in exchange for this conversion.

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). This continued in the fiscal year ended March 31, 2009. Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila. Interest is charged on the account at a rate of 8% per annum. Total interest accrued on the accounts is $8,032 which is comprised of Pericles DeAvila - $634 and Sector 10 Holdings - $7,398.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Johnson Financing

On May 11, 2008, Sector 10, Inc. (“Sector 10”) entered into an agreement with Edward Johnson (“Johnson”) to provide short term financing to provide assistance with the development and expansion of the business of Sector 10.

The loan will be for term of 9 months with 1 automatic extension of 6 months allowed if so requested by Sector 10. The 6 month loan extension was requested by Sector 10 on February 5, 2009. Interest on the loan is fixed at rate equal to prime plus 1 (As published in the Wall Street Journal as of the effective date of this agreement).  The effective prime rate as of May 11, 2008 was 5%. The rate under the agreement is 6%. The investor has proposed that the interest on the loan is 6.5%. We disagree but have accrued the total loan at 6.5% for book purposes. This resulted in an adjustment of $634 for the previous nine months and a new accrual of $1,083 per month from January through March. Total interest accrued at March 31, 2009 is $11,497 of which $3,884 was accrued during the three months ending March 31, 2009.

A loan extension until August 11, 2009 was requested on February 5, 2009. The Company is currently negotiating financing with another investor group. It is expected to close on this financing prior to the August extension. The new financing will be used in part to repay the extended loan plus interest. The investor notified the Company on May 23, 2009 that the loan was due on June 11, 2009. We did not close on financing prior to June 11and the loan will continue until financing is received and the loan is paid. This is expected to be on or before August 11, 2009. The Company is reviewing the differences with the investor and expects to have full payment including accrued interest completed on or before August 11, 2009.

Dutro Financing:

Dutro Company is the Company’s outsourced manufacturing resource. The owners of Dutro Company include Vicki Davis and William Dutro. Lee Allen is the nephew of William Dutro. Vicki Davis, William Dutro and Lee Allen as individuals (referred to as “Dutro Group”) have made funds available to the Company to assist in financing. All funding has been provided by the individuals from the Dutro Group and Dutro Company has not provided any funding. The funds from Vicki Davis were received from the Vicki K. Davis, Living Trust TDT 5/19/95.

In 2008, Dutro Group had provided funding through Sector 10 Holdings at various times in the year. In most situations, the funding was either repaid or stock was provided in lieu of cash payments in settlement of any proceeds received. In November, 2008, the Company was approached by the Dutro Group to consider them as their sole source of working capital funding. Based on the previous relationship, a funding arrangement was initiated as the terms were to be negotiated.

Effective January 2, 2009, all Dutro Funding was transferred from Holdings to the Company and all obligations and future proceeds were assumed by the Company. An adjustment was made to the NP Sector 10 Holdings to reflect all outstanding Dutro debt as January 2, 2009. Total transferred amount was $98,000 broken down as follows: Vicki Davis – $15,000; William Dutro $65,000 and Lee Allen $18,000.

Discussions regarding financing began in November 2008 and have continued through the date of this report. Initially, the funding was anticipated to provide full funding needs so that no other outside source would be required. Discussions of the terms was not completed and it was decided that the terms requested for long term funding were not acceptable by the Company. Accordingly all funding was terminated as of the end of the fiscal year ended March 31, 2009. The final funding proceeds were received on March 24, 2009 and are reflected in the financial statements.

At March 31, 2009, the Company and the Dutro Group individuals did not have a signed document for the loan proceeds. The books have been recorded to reflect the principal amounts as transferred to the Company on January 2, 2009. Interest has accrued on the amounts from the date of transfer to March 31, 2009 at an annual rate of 7.5%. From January 2, 2009 through March 31, 2009, total proceeds of $153,000 were received. All of these proceeds were received from the Vicki K. Davis, Living Trust TDT 5/19/95. Interest has been accrued on these additional proceeds from the date received through March 31, 2009 at an annual rate of 7.5%.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 10, 2009, the Company signed a loan document with the Vicki K. Davis, Living Trust TDT 5/19/9 to cover the $168,000 principal loaned to the company. The loan term expires on May 31, 2014. The interest rate under the agreement is computed at an annual rate of 7.5%. An agreement with the same terms was signed on June 24, 2009 by William Dutro for his respective loan amount. Lee Allen has committed to the new loan agreement but has not signed any agreement as of June 30, 2009.

In addition to the loan agreements for the above individuals, the Dutro Company and Reality Engineering (Managed by Lee Allen and a related party to Dutro Company) have discussed the issue of getting reimbursed for research and development fees associated with their work on Sector 10 products. Dutro Company has presented old invoices totaling $264,872 plus additional future amounts of $162,415 for a total of $427,287.  If a liability were to be generated, it is agreed that a loan agreement would be established for any agreed amount under the same terms as set forth under the individual Dutro Group loan agreements.

The Company has reviewed the exposure with Dutro Company surrounding the R&D expenditures under FAS 5. The Company has recorded $41,213 as of today.  The Company has proposed to settle current and future issues by offering $175,000. This amount includes the existing $41,213 of outstanding payables, $83,378 of estimated future production costs and $50,000 related to a settlement for R&D expenses. The Company believes that it is 80% likely that the above settlement will ultimately be accepted as a resolution to this issue. Accordingly, the Company has booked an additional liability of $50,000 for the R &D expenses.

Reality Engineering is a company managed by Lee Allen and related to Dutro Company. The Company authorized Reality Engineering to provide $50,000 of software consultation services to assist in preparing the PLX-3D software for customer demonstrations. The Company has booked the $50,000 fee as an addition to the development cost at March 31, 2009. At the end of the project, Lee Allen informed the Company that the services cost approximately $168,000. The Company agreed to $50,000 and disagrees with anything in excess of that amount. The Company has informed Reality that they will review any documentation to support an additional price to the project. No additional amount has been agreed at this time. If a liability were to be generated, it is agreed that a loan agreement would be established for any agreed amount under the same terms as set forth under the individual Dutro Group loan agreements.

Interest expense	March 31, 2009	March 31, 2008

Sector 10 Holdings, Inc. – Shareholder	$7,398	$2,665
Pericles DeAvila – Officer	634	1,150
Total related party interest expense	8,032	3,815
Interest – Johnson	11,497	––
Interest – Dutro Group	3,406	––
Total interest expense	$22,935	$3,815

Note Payable Balance	March 31, 2009	March 31, 2008

Jeffrey Martin – Shareholder	$––	$649,200
Sector 10 Holdings, Inc. – Shareholder	27,595	109,607
Pericles DeAvila – Officer	11,159	3,580
Total Note Payable – Officer / Shareholder	$38,754	$762,387

Edward Johnson	$200,000	$––
Vicki Davis	168,000	––
William Dutro	65,000	––
Lee Allen	18,000	––
Total Note Payable – Other	$451,000	$––

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY

During the Quarter ended: June 30, 2008:

In April 2008, 304,000 shares were issued (Adjusted to reflect reverse stock split) to Capital Group Communications as part of a fee arrangement to provide the Company with investor relations services. The value of the shares was $334,400 which was reflected as an adjustment to capital stock and paid in capital. The stock was issued for professional fees related to investor relations services. The total fees of $334,400 were split between the expense recognized of $194, 831 for the period ended June 30, 2008, expenses recognized of $83,499 for the 3 month period ended September 30, 2008 and expenses recognized of $55,670 for the 3 month period ended December 31, 2008. No other expenses are expected under this agreement. The current agreement extended through December 17, 2008. Since services received were less than expected, the agreement was not renewed. The Company is considering options in requesting a return of a portion of the stock provided under the agreement.

In May, 2008, 120,000 shares were issued to Jeffrey Martin in exchange for the conversion of $649,200 debt. A net adjustment of $132,000 reflecting the value of the equity was made to capital stock and paid in capital. The difference between the value and the debt converted was treated as other income.

In May 2008, 1,250,000 shares were authorized to be issued to Sector 10 Holdings as part of the Network Acquisition. The shares were valued at $.08 per share based on the closing price at May 19, 2008. The agreement for the acquisition requires that the shares retain the $1 Million required value at the end of six months. If value is not retained, then additional shares may be issued to retain the full value at $1 Million. On November 12, 2008, Sector 10 Holdings requested that no additional shares be issued as a result of the decrease in value at the end of six months.  Sector 10 Holdings acknowledged that the 1,250,000 common shares received represents the total amount of shares to be received as a result of the Network transfer under the Agreement dated May 19, 2008.

During the Quarter ended: September 30, 2008:

There were no equity transactions and/or equity shares issued during the quarterly period ended September 30, 2008.

During the Quarter ended: December 31, 2008:

In November 2008, 50,000 shares were issued to Peter Kristensen as part of a fee arrangement to provide the Company with investor relations and capital services. The agreement is for a 12 month period beginning in November 2008.  The value of the shares was $12,500 which was reflected as an adjustment to capital stock and paid in capital. The stock was issued for professional fees related to investor relations services. The total fees of $12,500 were split between the expense recognized of $2,083 for the period ended December 31, 2008 and Prepaid Expense of $10,417 which will be allocated over the remained of the agreement.

In December 2008, the Company entered into an agreement with Quality Stocks, LLC to provide investor relations and marketing services. The agreement is for a 6 month period beginning in December 2008. As part of this agreement, the Company agreed to pay professional service fees for each 3 month period under the agreement as follows: $7,500 cash, issue stock of 37,500 restricted shares and issue 17,500 unrestricted shares. As of December 31, 2008, the 37,500 restricted shares were issued and the $7,500 cash fees were accrued and subsequently paid in February 2009. The 17,500 unrestricted shares have not been issued and are not reflected in the financial statements.  The total fees accrued under this agreement as of December 31, 2008 was $18,750 including the $7,500 accrued expense plus the $11,250 valuation for the 37,500 shares issued. The value of the shares was $11,250 which was reflected as an adjustment to capital stock and paid in capital will be amortized over 3 months. The stock and professional fees related to investor relations services. The total fees of $18,750 were split between the expense recognized of $11,250 for the period ended December 31, 2008 and Prepaid Expense of $7,500 which will be allocated through February 2009.  No value for the 17,500 shares that have not been issued has been reflected in the financial statements for the period ending December 31, 2008. The value will be reflected in the period when the stock is authorized and issued by the Company. The shares are expected to be authorized and issued in the 4th quarter for the fiscal year ending March 31, 2009.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the Quarter ended: March 31, 2009:

In January 2009, the Company entered into an Investor Relations agreement with Illuminated Financial Services Corp. The contract agreement was for a 6 month period ending in July 2009. The agreement may be extended by agreement of both parties. In accordance with the agreement, 200,000 restricted new common shares were issued by the Company on January 5, 2009. In addition 225,000 unrestricted shares were transferred to Illuminated by Sector 10 Holdings for the benefit of the Company. Sector 10 Holdings was subsequently reimbursed for the stock provided in this transfer. The value of all shares were recorded transferred to Illuminated were valued at $.04 per share resulting in a total value of $170,000 for the two transfers.

In November 2008, Sector 10 Holdings transferred 225,000 unrestricted Sector 10, Inc. shares to Peter Kristensen for the benefit of the Company and as part of an investor relations agreement. Sector 10 Holdings was subsequently reimbursed for the stock provided in this transfer. The value of all shares were recorded transferred to Peter Kristensen were valued at $.25 per share resulting in a total value of $56,250.

On March 31, 2009, the Company issued 450,000 new restricted common shares to Sector 10 Holdings, Inc. for the reimbursement of the 225,000 shares transferred to Illuminated Financial Services Corp and the 225,000 shares transferred to Peter Kristensen

In April and May, 2009, the Board of Directors authorized shares for new directors and new employees.  On May 1, 2009, the Board of Directors authorized shares for existing directors and officers for prior services. The net wages of $75,000 attributed to officer wages and the net director fees of $15,000 was included in accrued liabilities as of the year ended March 31, 2009. Authorized shares have not been issued as of June 30, 2009.

On May 19, 2009, the Company completed a reverse stock split of all outstanding common shares. For every 10 shares outstanding at May 20. The common shares outstanding as of May 18, 2009 were reduced in accordance with this reverse split. The corresponding offset was made to increase Additional Paid In Capital by the same amount.

All of the above transactions reflected in this Note have been adjusted to reflect the reverse stock split.

NOTE 10 – GOING CONCERN

As of March 31, 2009, the Company generated initial revenues of $18,500 through the year ended March 31, 2009. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management has several contracts under review and three large transactions under negotiation as of June 30, 2009, 2008. Management expects revenues to increase in the next fiscal year ended march 31, 2010. Management also intends to seek additional capital through equity and/or debt financing to assist the Company until profitable operations can be achieved. There can be no assurance that such increase in revenues will be generated or that financed funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE AND WARRANTS

Prior to the merger with Sector 10, SKRM Interactive, Inc. entered into a securities purchase agreement with four investors (“note holders”) on November 30, 2006, for the sale of (i) $1,000,000 in callable secured convertible notes and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $17.50 per share. On November 30, 2006, Sector 10 sold to the note holders $600,000 in callable secured convertible notes (“convertible notes”) and issued 1,000,000 warrants to purchase stock at an exercise price of $17.50 per share. The shares and conversions price have been adjusted to reflect the reverse stock split.

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

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2007, a repurchase agreement was entered into with the investors. The convertible note was retired and the exercise price for the warrants was fixed at $1.75. As part of the repurchase agreement, the investors were provided a one-time adjustment should the stock price subsequent to the repurchase agreement be reduced below specified levels. The investors have made inquiries regarding multiple payments under this provision. The Company last informed them on February 27, 2009 that one payment is the most that is required under this provision. No further communication or request has been received from the investors regarding this matter as of June 15, 2009.

Due to these changes, the warrants were no longer treated as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities or EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

Note 12 – WARRANTS

Activity for year ended March 31, 2009 (adjusted for reverse stock split)	Warrants
Outstanding, beginning of year	1,000,000
Granted	––
Exercised	––
Expired or cancelled	––
Outstanding, end of year	1,000,000
Exercisable, end of year	1,000,000
Available for grant, end of year	––

The warrant exercise price is fixed at $17.50 at the fiscal year ended March 31, 2009. The warrants expire on November 30, 2013.

Subsequent to the year ended March 31, 2009, the Company completed a 1 for 10 reverse stock split. The warrants are subject to the split. The above presentation reflects the impact of the reverse stock split. The outstanding warrants before the reverse stock split were 10,000,000 and the conversion price was $1.75 per share..

NOTE 13 - INCOME TAX

Income taxes are accounted for using the asset and liability method. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets /liabilities consist of the following components as of March 31, 2009 and 2008:

	3/31/2009	3/31/2008
Deferred tax assets:
NOL Carryover	$5,294	$49,437
Related Party Accruals	3,238
Accrued Expenses	35,100

Deferred tax liabilities
Depreciation	(191)

Valuation allowance	(43,441)	(49,437)
Net deferred tax asset	$––	$––

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2009 and 2008 due to the following:

	3/31/2009	3/31/2008

Book Income	$(207,782)	$(48,339)
Depreciation	––	(54)
Meals & Entertainment	297	409
Stock for Services	213,372	––
Valuation allowance	(5,887)	47,984
	$––	$––

At March 31, 2009, the Company had net operating loss carryforwards of approximately $ 13,600 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the March 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Financial Accounting Standards Board ("FASB") has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

The Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2009 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

Reverse Stock Split

The Company filed a definitive Form 14C on April 24, 2009 to inform shareholders of the authorization to file a 1 to 10 reverse split of common shares.

The Board has unanimously adopted a resolution approving the Reverse Split whereby common shareholders would receive 1 share of post reverse split common shares for each 10 shares of pre-reverse split common shares.  The majority shareholders also approved the reverse split. Management anticipates that the principal effects of the Reverse Split will be that:

1.

The number of outstanding shares of Common Stock will be reduced from approximately 102,210,292 to approximately 10,221,029;

2.

The number of shares of Post-Split Common Stock held by each Stockholder will be equal to 1/10th of the number of shares of pre-split Common Stock held by that stockholder;

3.

The trading price of the Post-Split Common Stock will be greater than the current trading price of a share of Common Stock (the exact trading price of the Post-Split Common Stock will depend on the reaction, if any, of the public market for the Post-Split Common Stock, as well as other factors, all as discussed in greater detail below);

4.

Stockholders who would otherwise be entitled to receive a fractional share of Post-Split Common Stock, after all Shares of Common Stock held by such Stockholder are consolidated, as a result of the Reverse Split will be entitled, upon surrender of the certificate(s) representing such Stockholder’s Common Stock, if any, to have the fractional share rounded up to one share of Post-Split Common Stock; and

5.

The Company will be authorized to issue 199,000,000 shares of Common Stock, of which approximately 10,221,029 shares will be issued and outstanding.

The amendment to the articles of incorporation reflecting the reverse split was approved by the Delaware Secretary of State on April 30, 2009.

The Company was notified on May 28, 2009 that NASDAQ has received all necessary information to process the reverse split. The Company was informed that the 1 for 10 reverse split transaction was approved and would be effective at the opening of business on May 19, 2009. Due to this transaction, the trading symbol for the Company has been changed. The new symbol is SECI. The former symbol was SECT. The new symbol takes effect on May 19, 2009.

(a)

Symbol Change: The Company was assigned a new trading symbol as a result of the reverse common stock split. The changes to the symbol are as follows:

New Symbol: SECI

Old Symbol: SECT

The effective date of the symbol change is May 19, 2009

(b)

CUSIP change: The Company was assigned a new CUSIP number as a result of the reverse common stock split. The changes to the CUSIP number are as follows:

New CUSIP#: 81371J208

Old CUSIP #: 81371J109

Total shares outstanding at June 30, 2009 is 10,343,585, which reflects the impact of the 1 for 10 stock split.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Changes

John B. Gargett:

Mr. John B. Gargett was added to the Board of Directors effective April 13, 2009. He was hired as Vice President, Chief Operating Officer effective April 28, 2009.

Mr. John B. Gargett is a graduate of Western Washington University, is Vice President for Operations for the National Institute of Urban Search and Rescue, the 2006 winner of the prestigious NIUSR “Press On” Award, is President of Fairhaven International, a Crisis, Emergency and Risk Management Consulting firm, and is President of Encompsol, a software firm specializing in Fire Code Compliance.

Mr. Gargett is recognized nationally and internationally as an expert in Crisis Management. He has worked in over forty countries and assisted the United Nations in designing systems for the monitoring of relief supplies in the former Yugoslavia and Somalia. He has provided expert lectures to Japanese private sector companies on the threats facing, and working in, hostile or overseas environments.

Mr. Gargett has also worked with many industrial firms writing, evaluating, and implementing Crisis and Emergency Management plans, including ARCO (now BP), Lockheed Martin, Trans Mountain Pipeline Corporation, and Shell Canada Ltd.

He has designed, conducted, and evaluated over 150 exercises, including Air Crashes, Corporate Office Bombings, Disgruntled Employee, Earthquakes, Hazardous Materials, Pandemic, Chemical Attacks, Nuclear Dirty Bomb, and IED exercises, to name just a few. These exercises have been as small as 5-10 people at a technology campus to over 1,000 local, state, federal, private sector and international for a week long pandemic exercise. Mr. Gargett has served in a consultant’s role in the automation components of new Emergency Operations Centers in both in the United States and abroad.

Mr. Gargett was elected to the Board of Directors effective on April 13, 2009. He was engaged as an employee effective on April 28, 2009. He signed an employee agreement under which he will be a current salary equal to $125,000 per annum, a referral bonus based on 2% of direct referrals of business plus other bonuses and other benefits that may apply to other employees. In addition, Mr. Gargett was provided stock as part of his employment. The distribution of stock is based on various dates of employment as follows.

50,000 shares issued upon acceptance to the Board

50,000 shares issued if employed as of 5/01/2009

50,000 shares issued if employed as of 7/01/2009

50,000 shares issued if employed as of 9/01/2009

50,000 shares issued if employed as of 11/01/2009

The above stock is listed as pre-stock split common shares has been adjusted accordingly to reflect the changes relating to the 1 for 10 reverse stock split that was effective on May 19, 2009

Patrick B. Love

Mr. Patrick B. Love was hired as Director of Business Development effective May 8, 2009.

Mr. Patrick B. Love is a leader in the fields of forensic and medical imaging, as well as advancing technological innovation in a variety of fields since 1975. Most notably Mr. Love was the Founder and CEO of Lumen IQ, a forensic imaging company started in 1997 that has since flourished and now holds contracts with the Department of Homeland Security for their automated fingerprinting systems implemented by Motorola. Clario, a medical imaging company, was an outgrowth of the advanced technologies that Mr. Love developed while heading up Lumen IQ.

IDIQ is another company that Mr. Love started. IDIQ's ScriptIQ focuses on using a scientifically proven approach in the identification of signatures, which constitutes a specialized branch of handwriting examination.

 Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the design of letters may be the eye-catching feature, the factors related to the execution of the signature, such as the slant and measurement of the letters, are the cornerstones of accurate identification.

Currently Mr. Love is writing a Book on Handwriting, Content Analysis and the Human Vision System that is to be published in late 2010. This book details the human interaction with images, specifically handwriting, and how the human eye is limited in its ability to distinguish features and characteristics which the use of technologies such as Mr. Love developed for Lumen IQ, greatly enhance the forensic validity of handwriting samples.

Mr. Love also was a paratrooper in the 82nd Airborne serving from 1982-1988 where he was not only a paratrooper but also an honor graduate of the Weapons School at Fort Bragg, N. C, and a Certified Diver. This included work with the Multinational Force and Observers in the Sinai Peninsula. After leaving the military, he served as a weapons specialist for Weapons Specialists in NYC, a firm that provides weapons for movies, and he worked on Black Rain, State of Grace, and Quick Change.

In addition to being a Certified Forensic Document Examiner, and a Certified Grophoanalyst, Mr. Love has been a frequent publisher, presenter and collaborator including multiple seminar and technical session papers presented at ASQDE, NADE, AFDE, IGAS, AAFI, FBI, US and Canadian Secret Service, Naval Military Intel, International Society of Odentology, and the MENZIS Center in Australia. His technologies have also been featured on Court TV, CSI, and were instrumental in the Pilot for the International Début of Proof Positive (Discovery Channel).

Mr. Love was engaged as an employee effective on May 8, 2009. He signed an employee agreement under which he will be a current salary equal to $80,000 per annum, a referral bonus based on 2% of direct referrals of business or investments plus other bonuses and other benefits that may apply to other employees. In addition, Mr. Love was provided stock as part of his employment. The distribution of stock is based on various dates of employment as follows.

10,000 shares issued if employed as of 5/15/2009

10,000 shares issued if employed as of 7/01/2009

10,000 shares issued if employed as of 10/01/2009

10,000 shares issued if employed as of 1/01/2010

10,000 shares issued if employed as of 04/01/2010

The above stock is listed as pre-stock split common shares has been adjusted accordingly to reflect the changes relating to the 1 for 10 reverse stock split that was effective on May 19, 2009

Authorized shares to existing Management and Board Members:

The Board of Directors has authorized new shares to be issued to new Board Members and as part of compensation to new officers joining the Company in the fiscal year ended March 31, 2010. The Board has reviewed the policy applied to new members and officers. Management has proposed that the Board of Directors authorized similar share amounts to be distributed to existing Board Members and Executive Officers. The Board has reviewed the proposals and approves the following issuance of common shares to the following board members and/or officers in the respective amounts

Board of Director Member / Executive Officers:

Name	Board Fiscal Year 3/31/2009	Board Fiscal Year 3/31/2010	Total Board Member Shares	Officer Shares	Total Shares Authorized

Pericles DeAvila	50,000	50,000	100,000	450,000	550,000
Laurence A. Madison	50,000	50,000	100,000	300,000	400,000
Alan Rouleau	50,000	50,000	100,000	0	100,000

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above shares are issued in consideration for past services to the Company. The Shares are valued as of the close of business on May 1, 2009. The shares must be issued on or before 180 days from the date of this authorization. The above authorized shares are reflective of the impact of the-reverse stock split shares.

Other Officer Agreements:

Pericles DeAvila, CEO and Laurence A. Madison, CFO have been under employment agreements with Sector 10 Holdings, Inc., the Company’s majority shareholder. The agreement includes the period through June 30, 2009. Their portion of expenses have been allocated to the Company and part of the monthly administrative overhead charge. It is expected that this allocation will cease at the end of quarterly period ending June 30, 2009. The Company is currently negotiating agreements with these officers which are expected to be finalized in July, 2009.

Acquisitions – Letter of Intent:

On May 7, 2009, in pursuing their acquisition strategy, Sector 10, Inc. signed a Letter of Intent with Fairhaven International LLC to purchase an important technology and related intellectual property rights for use in worldwide monitoring of Sector 10 sites. The system, known as the Operational Readiness, Command & Administration System (ORCAS), was developed in response to the need for a simplified system for monitoring emergency incidents and events around the world. ORCAS is currently in use by several agencies for monitoring these exact types of situations. The ORCAS platform will be used in conjunction with the patented Emergency Stationary Response Units (SRU).

The application of ORCAS to Sector 10’s technology underscores the ongoing commitment of the Company in ensuring the protection and well being of its clients and their customers. In a typical installation, once a catastrophe happens, ORCAS will immediately display the location of the unit, and then be the link to the available assets for response. ORCAS will be available for free to local police, fire and EMS when a building within their jurisdiction has Sector 10 SRU’s installed.

Sector 10 will purchase the Targeted Assets for a purchase price of $100,000 (“Purchase Price”) subject to the provisions of the Letter of Intent. The payment of the purchase price will be paid in Common Stock upon final closing of sale structured as follows:

1.

Upon joint signature of the LOI, Sector 10 will put forth 200,000 shares to ORCAS as a good faith down deposit. This deposit will be in the form of Sector 10, Inc. common stock. This stock will be restricted as per the regulations of the SEC. Any deposited stock will be returned if this agreement is canceled on or before closing. Upon closing, but in no case less than a 6-month period, or subject to SEC or other regulators, Sector 10 will release deposited stock valued at $100,000 to ORCAS. Any remaining deposited stock will be returned to Sector 10, Inc. The Sector 10, Inc. common stock under this agreement will be adjusted for any stock split that is effective during the period on or before the completion of all payments under this agreement.

2.

Upon joint signature of the LOI, Sector 10 will assume the bills and expenses for ORCAS. The assumed expenses do not include any compensation or benefits during the period before closing.

3.

Upon joint signature of the LOI, Sector 10 will assume the income for ORCAS.

The parties will use best efforts to close within 180 days from the date on the Letter of Intent. Definitive Agreements will be prepared as due diligence is completed. Due diligence has not been completed and no definitive agreements have been prepared as of June 30, 2009.

Sector 10, Inc.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Advisors

Management has proposed the creation of a Board of Advisors to assist Management by providing

•

An unbiased outside perspective.

•

Increased corporate accountability and discipline.

•

Enhanced CEO and management effectiveness.

•

Greater credibility with investors, vendors and customers.

•

A sounding board for evaluating new business ideas and opportunities.

•

Enhanced community and public relations.

•

Improved marketing results and effectiveness.

•

Strategic planning assistance and input.

•

Centers of influence for networking introductions.

•

Help anticipating market changes and trends.

Management has received positive feedback from outside advisors relating to joining a company Board of Advisors. Management expects to request formal approval from the Board of Directors in July 2009 to go forward with the Board of Advisors.

Humanitarian Efforts:

Sector 10 Inc. announces that the MRU- Clinics have gained support around the world to be deployed as humanitarian and as disaster relief platforms. The Company has invited key individuals to assist the Company in reviewing and expanding the Humanitarian efforts as part of the overall Growth Strategy. The Company is currently reviewing options where individuals and/or charitable organizations will purchase MRU for placement in 3rd world locations to assist in the efforts to save lives by providing much needed medical, dental or other services in a humanitarian effort. The Company is developing a strategy for this effort and expects to present the plans to the Board of Directors in the 2nd pr 3rd quarter of the fiscal year ended March 31, 2010. This strategy, would provide the Company with the capability to enter international markets while assisting in humanitarian efforts.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Two key control weaknesses existed at March 31, 2009. First, revenue was not recognized in the correct period as shipments were delayed by the outside manufacturer and revenue was initially recognized before shipments occurred.  Additionally, the financial statement review process was not adequately completed prior to the financial review by the independent auditors. The lack of review especially with respect to outside supplier’s costs resulted in multiple adjusting entries to the financial statements.

A number of the adjustments involved the treatment of revenue and the handling of inventory and related costs. The revenue was recognized in some situations before shipments were documented by the manufacturer. Due to the manufacturer’s delay in production and shipments, the Company was required to make numerous adjustments to the financial statements. The Company has adopted the policy to recognize revenue only after shipments have been fully documented by the manufacturer. The Company will also require additional controls and documentation to be implemented and utilized by the outside manufacturer to enhance the overall controls regarding production costs and inventory reporting.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company expects to expand in the next fiscal year as sales activity is expected to increase. The Company plans the following actions regarding the review and enhancement of internal controls in the fiscal year ended March 31, 2010:

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

Any changes to the internal control procedures are expected to be completed in the fiscal year ended March 31, 2010.

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

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of June 30, 2009, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Title	Director or Officer Since
Pericles DeAvila	39	President, Chief Executive	11-20-07
		Officer and Director
Laurence A. Madison	53	Chief Financial Officer / Secretary / Treasurer	03-24-08
		and Director
Alan Rouleau	49	Director	11-20-07

The following is the business background of each officer and director:

Pericles (Peric) DeAvila: Chairman, President, CEO and Director

Pericles DeAvila is the inventor of the SRU-M, and the associated PLX-3DSystem, the first self-contained emergency response systems in the emergency and safety market. He has had years of entrepreneurial experience nationally and internationally. His experience in leading large groups of people was expanded when he continued his construction experience as the commercial/industrial construction manager on large projects in Silicon Valley and in the Seattle area; he is fluent in Portuguese, Italian, French, Spanish, as well as English.

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

(4)

was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

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

Name	Fiscal Year	Compensation
Peric DeAvila	2009	$	None
Laurence A. Madison	2009	$	None
Peric DeAvila	2008	$	None
Laurence A. Madison	2008	$	None
Peric DeAvila	2007	$	None

Cash Compensation

There was no cash compensation, to any officers in the fiscal year ended March 31, 2009 or for the year ended March 31, 2008. The Company is expected to start a payroll plan for the 4 current employees beginning on July 1, 2009. Employment agreements will be drafted for the CEO and CFO to be effective on or before the payroll start date. Employment agreements have already been structured with the COO and Director of Business Development. Agreements will be established for Members of the Board of Directors and any new members appointed to the Advisory Board. The Advisory Board will consist of members that will assist in providing guidance to the Board of Directors and Management regarding strategic planning and decisions facing the Company in achieving its growth objectives. Compensation may be structured in the short term via stock issuance in lieu of cash payments.

The CEO and CFO have been authorized to receive the following shares as consideration for past services to the Company.

Pericles DeAvila

450,000 shares

Laurence A. Madison

300,000 shares

The shares were authorized on May 1, 2009 by the Board of Directors to be issued for services rendered on or before March 31, 2009. The shares were valued at $.10 per share (after stock split) based on the closing price of the stock on the date of authorization. The total compensation for the shares amounts to $75,000. The $75,000 was recorded as an accrued liability on the books for the fiscal year ended March 31, 2009. No stock has been issued as of June 30, 2009

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans.

None.

Pension Table

None.

Other Compensation

None.

Compensation of Directors.

There was no compensation paid on or before March 31, 2009. The Board of Directors has authorized shares to be issued to Board Member for current and prior service. There were three active directors as of March 31, 2009. The Board authorized 50,000 (after split) shares per year for Directors services. A total director fee of $15,000 was accrued as of March 31, 2009 to reflect shares authorized for services rendered by Board Members on or before March 31, 2009. The shares have not been issued to the directors as of June 30, 2009..

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2009 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 10,143,530 issued and outstanding shares of the Company’s Common Stock (after reflecting the impact of the reverse stock split), and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS
Common	Peric DeAvila	225,000	2.22%
Common	Laurence Madison	0	0.0%
Common	Alan Rouleau	12,290	0.0%
Common	Sector 10 Holdings, Inc.	5,634,330	55.55%

All officers and Directors as a Group

(3) Persons (3)	5,871,620	57.89%

(1)

It is anticipated that the Company will develop a stock plan for officers and other employees in the next fiscal year.

(2)

The above schedule does not reflect the shares authorized to the Pericles DeAvila or Laurence A. Madison per Board resolution on May 1, 2009. Total shares authorized for Pericles DeAvila was 550,000 shares. Total shares authorized to Laurence A. Madison was 400,000 shares. These shares have not been issued as of June 30, 2009.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the Year ended March 31, 2008:

The Company issued 50 Million common shares to Sector 10 Holdings as a result of the merger between SKRM Interactive and Sector 10 Services.

Jeffery Martin and related companies transferred 15 Million common shares to Sector 10 Holdings and DeAvila Institute as part of the merger transaction between SKRM Interactive and Sector 10 Services.

Sector 10 Holdings and Peric DeAvila have advanced the Company a net amount of $109, 372 for the year ended March 31, 2008.

During the Year ended March 31, 2009:

In May, 2008, 120,000 shares were issued to Jeffrey Martin in exchange for the conversion of $649,200 debt. A net adjustment of $132,000 reflecting the value of the equity was made to capital stock and paid in capital. The difference between the value and the debt converted was treated as other income.

In May 2008, 1,250,000 shares were authorized to be issued to Sector 10 Holdings as part of the Network Acquisition. The shares were valued at $.08 per share based on the closing price at May 19, 2008. The agreement for the acquisition requires that the shares retain the $1 Million required value at the end of six months. If value is not retained, then additional shares may be issued to retain the full value at $1 Million. On November 12, 2008, Sector 10 Holdings requested that no additional shares be issued as a result of the decrease in value at the end of six months.  Sector 10 Holdings acknowledged that the 1,250,000 common shares received represents the total amount of shares to be received as a result of the Network transfer under the Agreement dated May 19, 2008.

In January 2009, the Company entered into an Investor Relations agreement with Illuminated Financial Services Corp. The contract agreement was for a 6 month period ending in July 2009. The agreement may be extended by agreement of both parties. In accordance with the agreement, 200,000 restricted new common shares were issued by the Company on January 5, 2009. In addition 225,000 unrestricted shares were transferred to Illuminated by Sector 10 Holdings for the benefit of the Company. Sector 10 Holdings was subsequently reimbursed for the stock provided in this transfer. The value of all shares were recorded transferred to Illuminated were valued at $.40 per share resulting in a total value of $170,000 for the two transfers.

In November 2008, Sector 10 Holdings transferred 225,000 unrestricted Sector 10, Inc. shares to Peter Kristensen for the benefit of the Company and as part of an investor relations agreement. Sector 10 Holdings was subsequently reimbursed for the stock provided in this transfer. The value of all shares were recorded transferred to Peter Kristensen were valued at $.25 per share resulting in a total value of $56,250.

On March 31, 2009, the Company issued 450,000 new restricted common shares to Sector 10 Holdings, Inc. for the reimbursement of the 225,000 shares transferred to Illuminated Financial Services Corp and the 225,000 shares transferred to Peter Kristensen

All of the shares and related stock process have been adjusted to reflect the reverse stock split.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13.

EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

	2009	2008
Audit Fees	$36,400	$17,000
Audit and Related Fees	––	––
Tax Fees		––
All Other Fees		––

Total	$36,400	$17,000

(1) Audit fees consist of fees billed for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: July 14, 2009	By:	/s/ Pericles DeAvila
Pericles DeAvila, Principal Executive Officer

Date: July 14, 2009	By:	/s/ Laurence A. Madison
Laurence A. Madison, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pericles DeAvila	Principal Executive Officer, Director	July 14, 2009
Pericles DeAvila

/s/ Laurence A. Madison	Chief Financial Officer, Director	July 14, 2009
Laurence A. Madison