Form 10-Q
period 2009-06-30
SECTOR 10 INC
filed 2009-08-14
CIK 925661

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of August 10, 2009 the issuer had 11,453,573 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

TABLE OF CONTENTS

SECTOR 10, INC.

PAGE
PART I FINANCIAL INFORMATION

Item 1.        Unaudited Consolidated Financial Statements

3

Consolidated Balance Sheets – as of June 30, 2009 (Unaudited)
and March 31, 2009 (Audited)

3

Unaudited Consolidated Statements of Operations for the three months ended June 30, 2009 and 2007 and for the period from inception, September 16, 2002 to June 30, 2009

4

Unaudited Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the period
March 31, 2009 to June 30, 2009

5

Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008 and for the period from inception, September 16, 2002, to June 30, 2009

6

Notes to Unaudited Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis or Plan of Operation

17

Item 3.

Controls and Procedures

22

PART II OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 6.

Exhibits

23

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$41	$35,016
Accounts receivable	2,000	2,000
Inventory	18,409	18,409
Prepaid assets	4,167	37,291
Total current assets	24,617	92,716

Fixed Assets:
Furniture	9,182	9,182
Computers	13,068	13,068
Total fixed asset cost	22,250	22,250
Less: accumulated depreciation	(6,823)	(5,710)
Net fixed assets	15,427	16,540
Other assets:
Deposits	—	10,000
Network acquisition/development costs	1,147,995	1,147,995
Total other assets	1,147,995	1,157,995
Total assets	$1,188,039	$1,267,251

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$609,809	$400,152
Deferred revenue	18,500	18,500
Note payable	451,000	451,000
Note payable – officer / shareholder	21,831	38,754
Total current liabilities	1,101,140	908,406

Shareholders' equity:
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	––	––
Common shares - $0.001 par value; 199,000,000 authorized; 11,393,573 and 10,143,530 shares issued and outstanding, respectively	11,394	10,144
Additional paid – in-capital	1,156,508	1,009,008
Deficit accumulated during the development stage	(1,081,003)	(660,307)
Total shareholders' equity	86,899	358,845
Total liabilities and shareholders' equity	$1,188,039	$1,267,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION,

SEPTEMBER 16, 2002 TO JUNE 30, 2009

	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2009	2008	2009

Sales	$—	$—	$18,500
Cost of Sales	—	—	18,032
Gross Profit	—	—	468

Expenses:
General and administrative	412,337	240,132	1,563,562
Total expenses	412,337	240,132	1,563,562
Income (loss) from operations	(412,337)	(240,132)	(1,563,094)
Interest expense	(8,359)	(3,325)	(35,109)
Other income: debt restructuring	—	517,200	517,200
Net Income (loss)	$(420,696)	$273,743	$(1,081,003)

Weighted Average Shares Outstanding – basic and diluted	10,636,384	8,669,480
Basic and diluted income (loss) per share
Continuing Operations	$(0.04)	$0.03
Net Loss	$(0.04)	$0.03

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage

	Common Stock
	Shares	Amount
Balance at March 31, 2009	10,143,530	$10,144	$1,009,008	$(660,307)
Issue shares on April 8, 2009 @$.30 per share to John Gargett for Director Fees (unaudited)	50,000	50		—
Issue shares on April 22, 2009 to Layne Davis @$.20 per share for Product Design (unaudited)	27,500	28	5,472	—
Issue shares on April 24, 2009 to QualityStocks, LLC @$.30 per share for Investor Relations (unaudited)	37,500	37	11,213	—
Issue shares on April 24, 2009 to Illuminated Financial @$.20 per share for Investor Relations (unaudited)	25,000	25	4,975	—
Authorize issue of shares on May 1, 2009 to officers @$.10 per share for prior year accrued services (unaudited)	900,000	900	89,100	—
Authorize issue of shares on May 1, 2009 to directors @$.10 per share for current year board service (unaudited)	150,000	150	14,850	—
Issue shares to John Gargett on May 8, 2009 @$.10 per share per employment contract (unaudited)	50,000	50	4,950	—
Issue shares to Patrick Love on May 15, 2009 @$.20 per share per employment contract (unaudited)	10,000	10	1,990	—
Issue Shares on May 19, 2009 as a result of Reverse stock split (unaudited)	43	—	—	—
Net loss for the period (unaudited)				(420,696)
Balance at June 30, 2009 (unaudited)	11,393,573	$11,394	$1,156,508	$(1,081,003)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net income (loss)	$(420,696)	$273,743	$(1,081,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	91,874	194,831	638,582
Depreciation	1,113	1,113	6,823
Gain on debt restructuring	—	(517,200)	(517,200)
Changes in
Accounts receivable	—	—	(2,000)
Inventory	—	—	(18,409)
Deposits	10,000	—	—
Accounts payable and accrued liabilities	310,060	37,121	790,826
Deferred revenue	—		18,500
Net cash used in operating activities	(7,649)	(10,392)	(163,881)

Cash Flows from Investing Activities:
Fixed asset purchases	—	—	(22,250)
Network acquisition / development costs	—	(97,995)	(147,995)
Net cash used in investing activities	—	(97,995)	(170,245)

Cash Flows from Financing Activities:
Bank overdraft	—	(692)	—
Proceeds from general financing	—	200,000	451,000
Proceeds from Shareholder /Officers	19,974	32,808	902,795
Payments to Shareholder/Officers	(47,300)	(123,406)	(1,023,214)
Proceeds from issuance of common stock	—	—	3,586
Net cash provided (used) by financing activities	(27,326)	108,710	334,167

Net increase (decrease) in cash and cash equivalents	(34,975)	323	41
Beginning of the year – cash balance	35,016	—	—
Ending of the period – cash balance	$41	$323	$41

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

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

Note 2 – INVENTORY

The Company uses Dutro Company as an outsourced manufacturing company. The Dutro Company provides the Company with details regarding inventory on hand and related costs. The inventory on hand at March 31, 2009 was $18,409. Sales activity and related purchase orders were minimal for the fiscal year ended March 31, 2009 and no sales activity occurred in the quarterly period ended June 30, 2009. In accordance with the Manufacturing Agreement with Dutro Company, purchase orders will be negotiated for all sales activity. Dutro Company will provide reports to the Company regarding the status of all purchase order requested and the total finished goods inventory on hand. The Company relies on information provided by Dutro Company to record inventory on the Company books.

All inventory on hand is available for sale. As sales and related production activity increases the Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value. If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the period ended June 30, 2009, the Company has no inventory reserve.

Note 3 – NETWORK ACQUISITION/DEVELOPMENT COSTS

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

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – NETWORK ACQUISITION/DEVELOPMENT COSTS (Continued)

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

The Network is not in service as of the period ended June 30, 2009. It is expected to be placed in service in the fiscal year ended March 31, 2010. Once, placed in service, the asset will be depreciated over its estimated useful life which is currently estimated to be 7 to 10 years. The Company has not completed its review of the final depreciable life for the Network asset.

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

Note 4 – DEPOSIT

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

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 – DEBT CONVERSION

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

Note 6 – NOTES PAYABLE

Related Parties - Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). This continued in the fiscal year ended March 31, 2009. Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila. Interest is charged on the account at a rate of 8% per annum. Total interest accrued during the quarter ended June 30, 2009 on the accounts is $403 which is comprised of Pericles DeAvila - $144 and Sector 10 Holdings - $259.

Johnson Financing

On May 11, 2008, Sector 10, Inc. (“Sector 10”) entered into an agreement with Edward Johnson (“Johnson”) to provide short term financing to provide assistance with the development and expansion of the business of Sector 10.

The loan will be for term of 9 months with 1 automatic extension of 6 months allowed if so requested by Sector 10. The 6 month loan extension was requested by Sector 10 on February 5, 2009. Interest on the loan is fixed at rate equal to prime plus 1 (As published in the Wall Street Journal as of the effective date of this agreement).  The effective prime rate as of May 11, 2008 was 5%. The rate under the agreement is 6%. The investor has proposed that the interest on the loan is 6.5%. We have accrued the total loan at 6.5% for book purposes. Total interest accrued at June 30, 2009 is $14,747 of which $3,250 was accrued during the three months ending June 30, 2009.

A loan extension until August 11, 2009 was requested on February 5, 2009. The Company is currently negotiating financing with another investor group. It is expected to close on this financing prior to the August extension. The new financing will be used in part to repay the extended loan plus interest. The investor notified the Company on May 23, 2009 that the loan was due on June 11, 2009. We did not close on financing prior to June 11and the loan will continue until financing is received and the loan is paid.  Financing has not yet been secured as of the reporting date and the principal payment will not be made on the due date of August 11. The Company will work with the Investor to work out an agreed payment arrangement. Upon the receipt of financing, the Company intends on making payments under this arrangement until all principal and accrued interest is paid in full..

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – NOTES PAYABLE (Continued)

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

Discussions regarding financing began in November 2008 and have continued through the date of this report. The funding was anticipated to provide full funding needs so that no other outside source may be required. Discussions of the terms was not completed and it was decided that the terms requested for long term funding were not acceptable by the Company. Accordingly all funding was terminated as of the end of the fiscal year ended March 31, 2009. The final funding proceeds were received on March 24, 2009 and were reflected in the financial statements.

At March 31, 2009, the Company and the Dutro Group individuals did not have a signed document for the loan proceeds. The books were recorded to reflect the principal amounts as transferred to the Company on January 2, 2009. Interest has accrued on the amounts from the date of transfer to June 30, 2009 at an annual rate of 7.5%. From January 2, 2009 through March 31, 2009, total proceeds of $153,000 were received. All of these proceeds were received from the Vicki K. Davis, Living Trust TDT 5/19/95. Interest has been accrued on these additional proceeds from the date received through June 30, 2009 at an annual rate of 7.5%.

On June 10, 2009, the Company signed a loan document with the Vicki K. Davis, Living Trust TDT 5/19/9 to cover the $168,000 principal loaned to the company. The loan term expires on May 31, 2014. The interest rate under the agreement is computed at an annual rate of 7.5%. An agreement with the same terms was signed on June 24, 2009 by William Dutro for his respective loan amount. At the filing of the financial report for the fiscal year ended March 31, 2009, the Company believed that Lee Allen would sign a similar loan agreement. Accordingly, a draft agreement was forwarded to Mr. Allen for signature.  Mr. Allen has rejected the loan agreement and no arrangement has been finalized as of August 7, 2009. The Company has reflected Mr. Allen’s $18,000 funding on the financials under the same terms as the other members of the Dutro Group. Total interest accrued for the Dutro Group at June 30, 2009 is $8,112 of which $4,706 was accrued during the three months ending June 30, 2009.

Mr. Allen appears to have rejected the loan document for two primary reasons. First, Mr. Allen claims that he is entitled to significant compensation as an employee of the Company. Mr. Allen worked as a consultant with the Company as either an executive from Reality Engineering or as a representative from Dutro Company. Mr. Allen was not an employee of the Company and accordingly is not entitled to employee compensation. It appears that Mr. Allen also rejected the loan arrangement because of the terms. His requests are not consistent with the agreement signed by his related parties who had a significantly larger investment with the Company. The agreement presented to Mr. Allen is the Company’s standard agreement that has been used by the other Dutro Group parties and parties unrelated to the Dutro Group. The Company has not reached agreement with Mr. Allen as of August 7, 2009. Discussions are expected to continue during the fiscal year ended March 31, 2010.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – NOTES PAYABLE (Continued)

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

As of the fiscal year ended March 31, 2009, the Company reviewed the exposure with Dutro Company surrounding the R&D expenditures under FAS 5. The Company recorded $41,213 as of March 31, 200 and proposed to settle current and future issues by offering $175,000. This amount includedthe existing $41,213 of outstanding payables, $83,378 of estimated future production costs and $50,000 related to a settlement for R&D expenses. At that time, the Company believed that it was 80% likely that the above settlement will ultimately be accepted as a resolution to this issue. Accordingly, the Company booked an additional liability of $50,000 for the R&D expenses at March 31, 2009.

The Company reached final agreement with Dutro Company on August 6, 2009 to settle any past differences regarding research and development costs and all past production costs. The Company agreed to pay Dutro Company $250,000. Included in this is $41,213 of current accounts payable, $48,787 of expected production costs and 160,000 allocated to research and development. A total of $50,000 R&D expense was recorded in the previous fiscal year.  As a result of this agreement, the Company recorded an additional $110,000 of R&D expenditures in the period ended June 30, 2009. Dutro Company agreed to record the $250,000 in a promissory note agreement under the same terms as agreed to by William Dutro and Vicki Davis.

Reality Engineering is a company managed by Lee Allen and related to Dutro Company. The Company Board authorized Management to engage Reality Engineering to provide $50,000 of software consultation services to assist in preparing the PLX-3D software for customer demonstrations. Any additional fees required further Board approval. The Company booked the $50,000 fee as an addition to the development cost at March 31, 2009. At the end of the project, Lee Allen informed the Company that the services cost approximately $168,000. The Company agreed to $50,000. No additional fees were authorized by Management nor were they approved by the Board. The Company has informed Reality that they will review any documentation to support an additional price to the project. No additional amount has been agreed at this time. If a liability were to be generated, it was previously understood that a loan agreement would be established for any agreed amount under the same terms as set forth under the individual Dutro Group loan agreements. Based on recent representations by Mr. Allen, it is unclear as to how such a difference (if any) would be handled.

Interest expense	June 30, 2009	June 30, 2008

Sector 10 Holdings, Inc. – Shareholder	$259	$1,610
Pericles DeAvila – Officer	144	102
Total related party interest expense	403	1,712
Interest – Johnson	3,250	1,613
Interest – Dutro Group	4,706	—
Total interest expense	$8,359	$3,325

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – NOTES PAYABLE (Continued)

Note Payable Balance	June 30, 2009	March 31, 2009

Sector 10 Holdings, Inc. – Shareholder	$14,528	$27,595
Pericles DeAvila – Officer	7,303	11,159
Total Note Payable – Officer / Shareholder	$21,831	$38,754

Edward Johnson	$200,000	$200,000
Vicki Davis	168,000	168,000
William Dutro	65,000	65,000
Lee Allen	18,000	18,000
Total Note Payable – Other	$451,000	$451,000

Note 7 – REVERSE STOCK SPLIT

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

The Company was notified on May 18, 2009 that NASDAQ has received all necessary information to process the reverse split. The Company was informed that the 1 for 10 reverse split transaction was approved and would be effective at the opening of business on May 19, 2009. Due to this transaction, the trading symbol for the Company has been changed. The new symbol is SECI. The former symbol was SECT. The new symbol takes effect on May 19, 2009.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 – EQUITY

During the Quarter ended: June 30, 2008:

In April 2009, John Gargett was added to the Board of Directors and was later hired to be the Company COO. In accordance with an employment agreement dated April 24, 2009, Mr. Garget received 50,000 shares of Common stock for joining the Board of Directors and received 50,000 shares of stock under the terms of the employment agreement. The employment agreement provides for Mr. Gargett to receive an additional 150,000 shares of common shares in 50,000 share installments due on 7/1/2009, 9/1/2009 and 11/1/2009. The shares for 7/1/2009 were requested to be issued by the transfer agent in accordance with this agreement.

In April 2009, the Company issued at total of 27,500 common shares as follows: 25,000 shares to Layne Davis and 2,500 shares to his son Layne Davis. These shares were issued in consideration for product design work performed in the development of Sector 10 MRU and SRU design through the Dutro Company. No other obligations or consideration is expected.

In April 2009, 37,500 shares were issued to QualityStocks, LLC in accordance with the terms of an Investor Relations Agreement. No additional equity is required under the terms of the agreement.

In April 2009, Illuminated Financial received 250,000 of newly issued restricted stock from the Company. In addition, Illuminated received 250,000 shares of free trading shares. These shares were transferred on behalf of the Company by Sector 10 Holdings, Inc. New shares will be issued to Sector 10 Holdings to replace the shares transferred on behalf of the Company. The 250,000 shares were not issued during the period ended June 30, 2009. The value of the shares was determined to be $100,000. This amount was accrued as a future stock award. When the shares are issued, the accrual will be adjusted to additional paid in capital.

In May 2009, Patrick Love was hired as Director of Business Development for the Company. In accordance with the terms of his employment agreement, he received $10,000 common shares. The employment agreement provides for Mr. Love to receive an additional 40,000 shares of common shares in 10,000 share installments due on 7/1/2009, 10/1/2009, 1/1/2010 and 4/1/2010. The shares for 7/1/2009 were requested to be issued by the transfer agent in accordance with this agreement.

In May 2009, the Board of Directors authorized the issuance of 900,000 shares to officers and directors for prior services. The shares were issued based on services performed on or before March 31, 2009. The shares were authorized on May 1, 2009.

In May 2009, the Board of Directors authorized the issuance of 150,000 shares to directors (on the Board as of April 1, 2009) for Board services for the fiscal year ended March 31, 2010. This adjustment was completed to be consistent with the stock issued for the new director added in April 2009. The shares were authorized on May 1, 2009.

In May 2009, the Company affected a 1 to 10 reverse stock split. Total outstanding shares at the time of the split was 103,435,292 shares. Total shares outstanding after the reverse split was 10,343,573. Approximately 43 shares were issued in the split to account for fractional shares. All shares noted in this report are reflected as post split amounts.

Note 9 – GOING CONCERN

The Company generated initial revenues of $18,500 through the year ended March 31, 2009. No revenues were generated for the period ended June 30, 2009. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – GOING CONCERN (Continued)

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

Note 10 - INCOME TAX

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

The Company’s financial statements for the three month period ended June 30, 2009 and 2008 do not include any provision for income taxes.  No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – SUBSEQUENT EVENTS

Management evaluated the subsequent events disclosed as of August 11, 2009.

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

The parties will use best efforts to close within 180 days from the date on the Letter of Intent. Definitive Agreements will be prepared as due diligence is completed. Due diligence has not been completed and no definitive agreements have been prepared as of August 7, 2009.

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

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – SUBSEQUENT EVENTS (Continued)

•

Centers of influence for networking introductions.

•

Help anticipating market changes and trends.

Management has received positive feedback from outside advisors relating to joining a company Board of Advisors. Management received formal approval from the Board of Directors in July 2009 to go forward with the Board of Advisors.

Humanitarian Efforts:

Sector 10 Inc. announces that the MRU- Clinics have gained support around the world to be deployed as humanitarian and as disaster relief platforms. The Company has invited key individuals to assist the Company in reviewing and expanding the Humanitarian efforts as part of the overall Growth Strategy. The Company is currently reviewing options where individuals and/or charitable organizations will purchase MRU for placement in 3rd world locations to assist in the efforts to save lives by providing much needed medical, dental or other services in a humanitarian effort. The Company is developing a strategy for this effort and expects to present the plans to the Board of Directors in the 2nd pr 3rd quarter of the fiscal year ended March 31, 2010. This strategy would provide the Company with the capability to enter international markets while assisting in humanitarian efforts.

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

New York	Miami	Atlanta
Los Angeles	Washington DC	San Francisco
Chicago	Houston	Salt Lake City
Philadelphia	Detriot	Phoenix
Dallas	Boston	Seattle

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

Sector 10 Inc will have rights to acquire other distribution territories. This includes other areas within the United States, Canada and other international markets. The agreement sets pricing requirements and establishes minimum performance standards. Pricing requirements set the price at which the specific Sector 10 Product will be acquired prior to sale by Sector 10, Inc. The pricing will be set by agreement when the products are available for sale. The pricing requirements will be adjusted to reflect the price available for the fiscal year ended March 31, 2010. The performance standards are effective when product is available and the sales process has begun. Minimum performance standards are the minimum sales results that are required to continue the exclusive distribution rights in the specific territory. Sales activity has been minimal in the fiscal year March 31, 2009. The Company has engaged various sales representatives that project more significant activity Sales Activity for the fiscal year ended March 31, 2010. Minimum performance standards provide a transition for each territory. The term for the agreement is 5 years and is renewable with an automatic renewable feature.

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

Results of Operations

Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008

Revenues -

The Company had no revenues for the three months ended June 30, 2009. The Company is currently negotiating various contracts which the Company’s management currently believes will generate revenues beginning in the 2nd or 3rd quarter for the fiscal year ending March 31, 2010.

The Company had no revenues for the three months ended June 30, 2008.

Other Income-

The Company had no other income for the three months ended June 30, 2009.

The company had other income of $517,200 for the period ended June 30, 2008. The income was a result of the difference in the value of the shares provided in the conversion of debt to equity.

Operating Expenses -

All expenses for the Company were treated as general and administrative expenses. The Company had no separate operating expenses for the three months ended June 30, 2009 or June 30, 2008. The Company’s management anticipates that the Company will begin to incur operating expenses if and when certain prospective contracts are finalized. The Company’s management currently believes that the contracts will generate revenues and operating expenses beginning in the 2nd or 3rd quarter for the fiscal year ending March 31, 2010.

General and Administrative Expenses -

General and administrative expenses were $412,337 for the three months ended June 30, 2009. These expenses are made up of professional fees – investor relations – $131,625, R&D expenses $110,000, accrued wages – $102,333, director fees – $30,000, other professional fees of $14,401 , expense allocation from Sector 10 Holdings of $10,000 and other expenses of $13,978.

General and administrative expenses were $240,132 for the three months ended June 30, 2008. These expenses are made up of professional fees – investor relations – $194,831, expense allocation from Sector 10 Holdings of $30,000, other professional fees of $9,657 and other expenses of $5,644.

Interest Expense –

Interest expense for the three month period ended June 30, 2009 was $8,359. Interest expense for the three month period ended June 30, 2008 was $3,325. There was no interest expense for the three month period ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2009, Sector 10 had cash of $41. This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2010 or for any future period.

The Company is currently negotiating various contracts which the Company’s management currently believes will generate cash flow in the 2nd or 3rd quarter for the fiscal year ending March 31, 2010.  The Company may consider also generating funding from the sale of shares of Common Stock to in private transactions. There is no guarantee that the Company will be successful in arranging financing on acceptable terms. If the Company is not able to raise additional debt or equity, the Company’s ability to continue its business operations is highly unlikely.

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

Total Assets -

The Company had $1,188,039 in total assets as of June 30, 2009, comprised of cash - $41, Accounts receivable - $2,000, Inventory - $18,409, Prepaid Assets – $4,167, Net Fixed Assets - $15,427 and Network Acquisition/Development Costs - $1,147,995.

Total Liabilities -

The Company had $1,101,140 in total liabilities as of June 30, 2009. The Company’s total liabilities were comprised of $609,809 of accounts payable and accrued liabilities; $451,000 in notes payable, net payables and interest from funding advances from Sector 10 Holdings and Peric DeAvila of $21,831 and deferred revenue of $18,500. All of the outstanding debt is classified as current liabilities.

Operating Activities -

Cash used in operations for the three months ended June 30, 2009 was ($7,649). Operating activities were affected by net loss – ($420,696), stock for services - $91,874; depreciation expense - $1,113; change in deposits - $10,000 and change in accounts payable and accrued liabilities -$310,060.

Cash used in operations for the three months ended June 30, 2008 was ($10,392). Operating activities were affected by stock for services - $194,831; depreciation expense - $1,113; gain on debt restructuring – ($517,200) and change in accounts payable and accrued liabilities -$37,121.

Investing Activities –

There was no cash used from investing activities for the period ended June 30, 2009.

Cash used from investing activities for the three months ended for June 30, 2008 was $97,995. This consisted entirely of cash used in the further development of the network.

Financing Activities -

Cash provided from financing activities for the three months ended June 30, 2009 was ($27,326) comprised from net payments on shareholder / officer notes.

Cash provided from financing activities for the three months ended June 30, 2008 was $108,710 comprised from reversal of cash overdraft –($692), short term financing - $200,000 and net payments on shareholder / officer notes – ($90,598).

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

The Company is currently negotiating various contracts that may generate revenues beginning in the quarter ended 2nd or 3rd quarter for the fiscal year ended March 31, 2010. If the Company is able to execute any such contracts, of which there can be no assurance, the Company intends to new personnel to assist in the development and conduct of the Company’s business operations. The increased compensation and benefits associated with any new hires will impact the net results of the Company.

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

Item 3.

Controls and Procedures

(a)

Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of June 30, 2009, the Company’s disclosure controls and procedures were effective.

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

SECTOR 10, INC.

August 14, 2009	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

August 14, 2009	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
[Discuss other exhibits]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith