Form 10-Q
period 2009-09-30
SECTOR 10 INC
filed 2009-11-20
CIK 925661

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

(206) 853-4866

Issuer’s telephone number, including area code

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

As of November 20, 2009 the issuer had 39,277,043 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

SECTOR 10, INC.

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION

Item 1.        Unaudited Consolidated Financial Statements

3

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and March 31, 2009

3

Unaudited Consolidated Statements of Operations for the Six Months Ended
September 30, 2009 and 2008 and for the Period From Inception, September 16, 2002
to September 30, 2009

4

Unaudited Consolidated Statements of Operations for the Three Months Ended
September 30, 2009 and 2008

5

Unaudited Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the Period
March 31, 2009 to September 30, 2009

6

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended
September 30, 2009 and 2008 and for the Period From Inception, September 16, 20202, to
September 30, 2009

8

Notes to the Unaudited Consolidated Financial Statements

9

Item 2.        Management’s Discussion And Analysis Or Plan Of Operation

19

Item 3.        Controls And Procedures

25

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

26

Item 2.        Unregistered Sales Of Equity Securities And Use Of Proceeds

27

Item 6.        Exhibits

27

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$796	$35,016
Accounts receivable	—	2,000
Inventory	18,409	18,409
Prepaid assets	1,022	37,291
Total current assets	20,227	92,716

Fixed Assets:
Furniture	9,182	9,182
Computers	13,068	13,068
Total fixed asset cost	22,250	22,250
Less: accumulated depreciation	(7,935)	(5,710)
Net fixed assets	14,315	16,540
Other assets:
Deposits	—	10,000
Network acquisition/development costs	1,147,995	1,147,995
Total other assets	1,147,995	1,157,995
Total assets	$1,182,537	$1,267,251

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$507,774	$400,152
Deferred revenue	18,500	18,500
Note payable - short term	299,083	451,000
Note payable – officer / shareholder	5,930	38,754
Total current liabilities	831,287	908,406

Long term liabilities:
Note payable	483,000	—
Total long term liabilities	483,000	—
Total liabilities	1,314,287	908,406

Shareholders' equity (deficit):
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding
Common shares - $0.001 par value; 199,000,000 authorized; 11,794,407 and 10,143,530 shares issued and outstanding, respectively	11,795	10,144
Additional paid- in-capital	1,261,882	1,009,008
Deficit accumulated during the development stage	(1,405,427)	(660,307)
Total shareholders' equity (deficit)	(131,750)	358,845
Total liabilities and shareholders' equity (deficit)	$1,182,537	$1,267,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND
FOR THE PERIOD FROM INCEPTION,
SEPTEMBER 16, 2002 TO SEPTEMBER 30, 2009

	Six Months Ended		Inception to
	September 30, 2009	September 30, 2008	September 30, 2009
Sales	$—	$6,000	$18,500
Cost of Sales	—	(3,800)	(18,032)
Gross Profit	—	2,200	468

Expenses:
General and administrative	722,415	370,736	1,867,930
Depreciation	2,225	2,225	7,935
Total expenses	724,640	372,961	1,875,865
Income (loss) from operations	(724,640)	(370,761)	(1,875,397)
Interest expense	(20,480)	(7,842)	(47,230)
Other income: debt restructuring	—	517,200	517,200
Net Income (loss) before income taxes	(745,120)	138,597	(1,405,427)
Provision for income taxes	—	—	—
Net Income (loss) after income taxes	$(745,120)	$138,597	$(1,405,427)

Weighted Average Shares Outstanding – basic and diluted	11,216,923	9,039,767
Basic and diluted income (loss) per share
Continuing Operations	$(0.07)	$0.02
Net Income (Loss)	$(0.07)	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended
	September 30,	September 30,
	2009	2008

Sales	$—	$6,800
Cost of Sales	—	(3,800)
Gross Profit	—	2,200

Expenses:
General and administrative	311,191	131,716
Depreciation	1,112	1,113
Total expenses	312,203	132,829
Income (loss) from operations	(312,203)	(130,629)
Interest expense	(12,121)	(4,517)
Other income: debt restructuring	—	—
Net Income (loss) before income taxes	(324,424)	(135,146)
Provision for income taxes	—	—
Net Income (loss) after income taxes	$(324,424)	$(135,146)

Weighted Average Shares Outstanding – basic and diluted	11,448,789	9,406,029
Basic and diluted income (loss) per share
Continuing Operations	$(0.03)	$(0.01)
Net Loss	$(0.03)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT)

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage

	Common stock
	Shares	Amount
Balance at March 31, 2009	10,143,530	$10,144	$1,009,008	$(660,307)
Issue shares on April 8, 2009 @$.30 per share to John Gargett for Director Fees (unaudited)	50,000	50	14,950	—
Issue shares on April 22, 2009 to Layne Davis @$.20 per share for Product Design (unaudited)	27,500	28	5,472	—
Issue shares on April 24, 2009 to QualityStocks, LLC @$.30 per share for Investor Relations (unaudited)	37,500	37	11,213	—
Issue shares on April 24, 2009 to Illuminated Financial @$.20 per share for Investor Relations (unaudited)	25,000	25	4,975	—
Issue shares to John Gargett on May 8, 2009 @$.10 per share per employment contract (unaudited)	50,000	50	4,950	—
Issue shares to Patrick Love on May 15, 2009 @$.20 per share per employment contract (unaudited)	10,000	10	1,990	—
Issue Shares on May 19, 2009 as a result of Reverse stock split (unaudited)	43	—	—	—
Issue shares to John Gargett on July 13, 2009 @.27 per share per employment contract due at July 1, 2009 (unaudited)	50,000	50	13,450	—
Issue shares to Patrick Love on July 13, 2009 @.27 per share per employment contract due at July 1, 2009 (unaudited)	10,000	10	2,690	—
Issue shares to John McCloskey, Jr on September 24, 2009 @.135 per share for Board of Advisor Fees due on July 14, 2009 (unaudited)	25,000	25	3,350	—
Issue shares to Hugh Cholmondeley on September 24, 2009 @.135 per share for Board of Advisor Fees due on July 14, 2009 (unaudited)	25,000	25	3,350	—
Issue shares to Pericles DeAvila on September 28, 2009 based on May 1, 2009 authorization @.10 per share for prior year accrued services and current year board services. (unaudited)	550,000	550	54,450	—
Issue shares to Laurence A. Madison on September 28, 2009 based on May 1, 2009 authorization @.10 per share for prior year accrued services and current year board services. (unaudited)	400,000	400	39,600	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage

	Common stock
	Shares	Amount
Issue shares to Alan Rouleau on September 28, 2009 based on May 1, 2009 authorization @.10 per share for prior year accrued services and current year board services. (unaudited)	100,000	100	9,900	—
Issue shares to John Ketcham on September 28, 2009 @.11 per share for R&D services (unaudited)	5,000	5	545	—
Issue shares to Patrick Madison on September 28, 2009 @.11 per share for short term investment (unaudited)	15,000	15	1,635	—
Issue shares to Sector 10 Holdings, Inc. on September 30, 2009 @.30 per share to reimburse stock transferred to Illuminated Financial on behalf of Company. Accrued in prior quarter (unaudited)	250,000	250	77,250	—
Issue shares to Sector 10 Holdings, Inc. on September 30, 2009 @/15 per share to stock transfer to Moody Capital, LLC (unaudited)	20,834	21	3,104	—
Net loss for the period (unaudited)				(745,120)
Balance at September 30, 2009 (unaudited)	11,794,407	$11,795	$1,261,882	$(1,405,427)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SECTOR 10, INC.

DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended		Inception to
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net income (loss)	$(745,120)	$138,597	$(1,405,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock for services	290,794	278,330	837,502
Depreciation	2,225	2,225	7,935
Gain on debt restructuring	—	(517,200)	(517,200)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	2,000	(3,000)	—
(Increase) in inventory	—	—	(18,409)
(Increase) decrease in deposits	10,000	(25,000)	—
Increase in accounts payable and accrued liabilities	374,919	80,795	855,685
Increase in deferred revenue	—	—	18,500
Net cash used in operating activities	(65,182)	(45,253)	(221,414)

Cash Flows from Investing Activities:
Fixed asset purchases	—	—	(22,250)
Network acquisition / development costs	—	(97,995)	(147,995)
Net cash used in investing activities	—	(97,995)	(170,245)

Cash Flows from Financing Activities:
Bank overdraft	—	(692)	—
Proceeds from general financing	63,786	200,000	514,786
Proceeds from Shareholder /Officers	31,396	112,548	914,217
Payments to Shareholder/Officers	(64,220)	(167,151)	(1,040,134)
Proceeds from issuance of common stock	—	—	3,586
Net cash provided by financing activities	30,962	144,705	392,455

Net increase (decrease) in cash and cash equivalents	(34,220)	1,457	796
Beginning of the period – cash balance	35,016	—	—
Ending of the period – cash balance	$796	$1,457	$796

Cash Paid for interest	$762	$3,001	$5,531
Cash paid for income taxes	$—	$—	$—

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

Note 2 – INVENTORY

The Company uses Dutro Company as an outsourced manufacturing company. The Dutro Company provides the Company with details regarding inventory on hand and related costs. The inventory on hand at March 31, 2009 was $18,409. Sales activity and related purchase orders were minimal for the fiscal year ended March 31, 2009 and no sales activity occurred in the six month period ended September 30, 2009.

All inventory on hand is available for sale. As sales and related production activity increases the Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value. If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the period ended September 30, 2009, the Company has no inventory reserve.

Dutro Company was the outside manufacturer of Sector 10 Products under an agreement dated October 1, 2007. The agreement expired on September 30, 2009 and was not renewed. Finished inventory was retrieved from the Dutro Company manufacturing facility and is stored in facilities controlled by the Company. The Company is soliciting quotes from potential new manufacturers. There are interim sources that are immediately available for production until a new manufacturer is identified.

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

The Network is not in service as of the period ended September 30, 2009. It is expected to be placed in service in the fiscal year ended March 31, 2010. Once, placed in service, the asset will be depreciated over its estimated useful life which is currently estimated to be 7 to 10 years. The Company has not completed its review of the final depreciable life for the Network asset.

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

The Company disagrees with the total fees but has recorded the full amount in the financial statements. The Company has disputed this claim and considering legal options to provide the transfer of the equipment to another administrator. The disputed fees include charges for consulting fees that are being challenged since the network is not in service. Removing the consulting fees included in the $58,732 and the consulting fees paid with the acquisition of the equipment, the Company has a credit balance of $4,000. The dispute is expected to be resolved before any significant sales activity begins. If needed, the Company will purchase additional servers as required to perform any required administration for new business in the next fiscal year. Any additional expenses needed to cover the IT administration during this dispute will be included as potential damages in any future legal considerations.

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

Note 6 – NOTES PAYABLE

Related Parties - Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). This continued in the fiscal year ended March 31, 2009. Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila. Interest is charged on the account at a rate of 8% per annum. Total interest accrued during the quarter ended September 30, 2009 on the accounts is $762 which is comprised of Pericles DeAvila - $288 and Sector 10 Holdings - $474.

Johnson Financing

On May 11, 2008, Sector 10, Inc. (“Sector 10”) entered into an agreement with Edward Johnson (“Johnson”) to provide short term financing to provide assistance with the development and expansion of the business of Sector 10.

The loan will be for term of 9 months with 1 automatic extension of 6 months allowed if so requested by Sector 10. The 6 month loan extension was requested by Sector 10 on February 5, 2009. Interest on the loan is fixed at rate equal to prime plus 1 (As published in the Wall Street Journal as of the effective date of this agreement).  The effective prime rate as of May 11, 2008 was 5%. The rate under the agreement is 6%. The investor has proposed that the interest on the loan is 6.5%. We have accrued the total loan at 6.5% for book purposes. Total interest accrued at September 30, 2009 is $17,997 of which $6,500 was accrued during the six months ending September 30, 2009.

A loan extension until August 11, 2009 was requested on February 5, 2009. The Company is currently negotiating financing with another investor group. The new financing will be used in part to repay the extended loan plus interest. The investor notified the Company on May 23, 2009 that the loan was due on June 11, 2009. We did not close on financing prior to June 11and the loan will continue until financing is received and the loan is paid.  Financing has not yet been secured as of the reporting date and the principal payment was not be made on the due date of August 11. The Company will work with the Investor to work out an agreed payment arrangement. Upon the receipt of financing, the Company intends on making payments under this arrangement until all principal and accrued interest is paid in full.

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

Discussions regarding financing began in November 2008. The funding was anticipated to provide full funding needs so that no other outside source may be required. Discussions of the terms was not completed and it was decided that the terms requested for long term funding were not acceptable by the Company. Accordingly all funding was terminated as of the end of the fiscal year ended March 31, 2009. The final funding proceeds were received on March 24, 2009 and were reflected in the financial statements.

At March 31, 2009, the Company and the Dutro Group individuals did not have a signed document for the loan proceeds. The books were recorded to reflect the principal amounts as transferred to the Company on January 2, 2009. Interest has accrued on the amounts from the date of transfer to June 30, 2009 at an annual rate of 7.5%. From January 2, 2009 through March 31, 2009, total proceeds of $153,000 were received. All of these proceeds were received from the Vicki K. Davis, Living Trust TDT 5/19/95. Interest has been accrued on these additional proceeds from the date received through September 30, 2009 at an annual rate of 7.5%.

On June 10, 2009, the Company signed a loan document with the Vicki K. Davis, Living Trust TDT 5/19/9 to cover the $168,000 principal loaned to the company. The loan term expires on May 31, 2014. The interest rate under the agreement is computed at an annual rate of 7.5%. An agreement with the same terms was signed on June 24, 2009 by William Dutro for his respective loan amount. At the filing of the financial report for the fiscal year ended March 31, 2009, the Company believed that Lee Allen would sign a similar loan agreement. Accordingly, a draft agreement was forwarded to Mr. Allen for signature.  Mr. Allen has rejected the loan agreement and the loan has been transferred to general accounts available where it will be paid as funds become available. No further interest is being accrued on the amount due Mr. Allen.

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

The Company reached final agreement with Dutro Company on August 6, 2009 to settle any past differences regarding research and development costs and all past production costs. The Company agreed to pay Dutro Company $250,000. Included in this is $41,213 of current accounts payable, $48,787 of additional R&D expenses recorded in the period ended September 30, 2009 and $160,000 allocated to research and development allocated in prior periods as follows: a total of $50,000 R&D expense was recorded in the previous fiscal year and an additional $110,000 of R&D expenditures was recorded in the period ended June 30, 2009. Dutro Company agreed to record the $250,000 in a promissory note agreement under the same terms as agreed to by William Dutro and Vicki Davis. Total interest accrued for the Dutro Group at September 30, 2009 is $12,481 of which $9,075 was accrued during the six months ending September 30, 2009.

Reality Engineering is a company managed by Lee Allen and related to Dutro Company. The Company Board authorized Management to engage Reality Engineering to provide $50,000 of software consultation services to assist in preparing the PLX-3D software for customer demonstrations. Any additional fees required further Board approval. The Company booked the $50,000 fee as an addition to the development cost at March 31, 2009. At the end of the project, Lee Allen informed the Company that the services cost approximately $168,000. Any useable end product was withheld from the Company by Reality Engineering pending payment of the increased amounts. The Company agreed to $50,000. No additional fees were authorized by Management nor were they approved by the Board. The Company has made proposals regarding the review of any documentation to support an additional price to the project.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reality Engineering has not provided the Company with any useable end product from their services until the higher fee is paid. Based on the refusal to present a useable product and information needed to allow us to perform future modifications, the Company has presented two final options to Mr. Allen for settlement of the fee dispute. The options were presented on September 29, 2009. Reality Engineering has rejected all offers proposed by the Company to settle the difference in fee arrangement and has still never provided the Company with any useable end product from their services. On October 24, 2009, the Company informed Reality Engineering that they will no longer seek the end product derived from their services since no agreement could be reached on the fees. Accordingly, no fees will be paid to Reality as a result of their final rejection

Employee Group

John Gargett signed an employment agreement on April 24, 2009. Patrick Love signed an employment agreement dated May 8, 2009. They have agreed to a loan arrangement for any unpaid amounts due under the employment agreements. Loan agreements were established in July 2009 to begin accounting for unpaid amounts. Interest on any outstanding balance is accrued at an annual rate of 8%. The maturity term is May 14, 2014. However, the funds will be paid earlier if funds are available in the Company. It is not intended to be a long term program. Total interest accrued at September 30, 2009 is $1,271 of which $1,271 was accrued during the six months ending September 30, 2009.

Other Notes

In order to generate short term funding, the Company provided individual investors with an opportunity to receive common shares equal to their investment plus a promissory note to return principal within 180 days. Interest is accrued at a annual rate of 8%. A conversion option is provided at the end of the term to provide the investor with a right to convert all or a portion of the principal into common shares of the Company. The agreement further provides the issuance of warrants to provide the investor with subsequent opportunities to acquire Company common shares. Only $15,000 was received under this program on or before September 30, 2009. Total interest accrued for the period was $50.

Summary of Interest and Notes Payable

Interest expense	September 30, 2009	September 30, 2008

Sector 10 Holdings, Inc. – Shareholder	$474	$3,001
Pericles DeAvila – Officer	288	228
Total related party interest expense	762	3,229
Interest – Johnson	6,500	4,613
Interest – Dutro Group	11,898	—
Interest - Employee Group	1,270	—
Interest – Other Notes	50	—
Total interest expense	$20,480	$7,842

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note Payable Balance	September 30, 2009	March 31, 2009

Sector 10 Holdings, Inc. – Shareholder	$383	$27,595
Pericles DeAvila – Officer	5,547	11,159
Total Note Payable – Officer / Shareholder	$5,930	$38,754

Edward Johnson – Johnson Financing	$200,000	$200,000
Vicki Davis - Dutro Group	—	168,000
William Dutro – Dutro Group	—	65,000
Lee Allen – Dutro Group	—	18,000
John Gargett – Employee Group	52,083	—
Patrick Love – Employee Group	32,000	—
Patrick Madison – Other Notes	15,000	—
Total Note Payable – short term	$299,083	$451,000

Vicki Davis	$168,000	$—
William Dutro	65,000	—
Dutro Company	250,000	—
Total Note Payable – long term	$483,000	$—

Total Notes Payable	$788,013	$489,754

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

Note 8 – EQUITY

During the Quarter ended: June 30, 2009:

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

In April 2009, Illuminated Financial received 25,000 of newly issued restricted stock from the Company. In addition, Sector 10 Holdings, Inc. transferred 250,000 free trading shares to Illuminated for services rendered to the Company. New shares were issued to Sector 10 Holdings, Inc. to replace the shares transferred on behalf of the Company. The 250,000 shares were issued during the period ended September 30, 2009. The value of the shares was determined to be $77,500. This amount was accrued as a future stock award. When the shares are issued, the accrual will be adjusted to additional paid in capital.

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

During the Quarter ended: September 30, 2009:

In July 2009, the Company issued 50,000 shares to John Gargett in accordance with the requirements set forth in his employment agreement. The shares were required to be issued based on his employment as of 7/1/2009.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In July 2009, the Company issued 10,000 shares to Patrick Love in accordance with the requirements set forth in his employment agreement. The shares were required to be issued based on his employment as of 7/1/2009.

In September 2009, issued a total of 50,000 shares - 25,000 shares to John McCloskey and 25,000 shares to Hugh Cholmondeley for their acceptance as members of the Company Board of Advisors. The membership was accepted in July 2009.

In September 2009, issued 1,050,000 shares to officers and directors for past services rendered and for current director services. The shares were authorized on May 1, 2009 by the Board. Shares were allocated as follows: Pericles DeAvila – 550,000 shares, Laurence A Madison – 400,000 shares and Alan Rouleau – 100,000 shares.

In September 2009, issued 5,000 shares to John Ketcham for services in connection with R&D and development of manufacturing specs of all Sector 10 products.

In September 2009, issued 15,000 shares to Patrick Madison in connection with short term promissory note agreement dated September 14, 2009

In September 2009, issued a total of 270, 834 shares to Sector 10 Holdings for reimbursement for shares provided to Illuminated Financial Services and Moody Capital on behalf of the Company.

Note 9 – GOING CONCERN

The Company generated initial revenues of $18,500 through the year ended March 31, 2009. No revenues were generated for the six month period ended September 30, 2009. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management has several contracts under review and three large transactions under negotiation as of September 30, 2009. Management expects revenues to increase in the 4th quarter of the fiscal year ended March 31, 2010. Management also intends to seek additional capital through equity and/or debt financing to assist the Company until profitable operations can be achieved. There can be no assurance that such increase in revenues will be generated or that financed funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 10 – INCOME TAX

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

The Company’s financial statements for the six month period ended September 30, 2009 and 2008 do not include any provision for income taxes.  No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Financial Accounting Standards Board ("FASB") has issued ASC 740 for Accounting for Income Taxes that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740.

The Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of September 30, 2009 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

Note 11 – SUBSEQUENT EVENTS

We have evaluated our financial statements for subsequent events through November 20, 2009.

Distribution Agreement:

On October 30, 2009, the Company amended the Distribution Agreement to make the following changes:

1)

Remove the restriction on telecom and advertising revenues that were retained by Sector 10 Holdings, Inc. (“Holdings”). This change was made to address the impact of the transfer of the Network from Holdings to the Company n May 2008.

2)

To formally transfer the Manufacturing rights to produce all Sector 10 products for the authorized territories to the Company. The agreement was changed to remove Holdings as the Manufacturing entity. Holdings shall provide the Company with an opportunity to propose for the rights to manufacture any Sector 10 products for other authorized Sector 10 Distributors including foreign distributors. Holdings reserves the right to engage Distributor in its efforts to expand into international markets.

3)

The computation of the $5 Million royalty payment was changed to compute at 20% of the aggregate gross sales in excess of $100,000. The computation is no longer dependent on the sales in a specific authorized territory.

4)

Due to the lack of significant sales activity, the Company formally provides a conversion option for all or a portion of the unpaid fees to common shares of the Company. The conversion price shall be equal to 110% of the average 10 day bid price computed immediately before the election to convert.  The conversion is limited to 50% of the total royalty fee for any calendar quarter. The changes were made to document the changes authorized by the Board on August 1, 2008.

Anti-dilution Agreement

On November 6, 2009, the Company agreed to provide Sector 10 Holdings, Inc. an anti-dilution provision for all shares that Holdings provides to third parties that will benefit the Company through investor relations and/or financing. The provision is applicable for all transactions that have occurred for the benefit of the Company since November 20, 2007. All shares provided for the benefit of the Company shall be reimbursed equal to the amounts of shares provided plus additional shares needed to prevent dilution of Holdings interest immediately before the initial transfer of shares. All transactions completed on or after November 6, 2009 will provide Holdings with an additional 10% benefit with the reimbursement. The Company will review all transactions and determine the impact of the policy. The Company authorized and issued 1,544,000 additional shares to Holdings for reimbursement transactions

SECTOR 10, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

incurred prior to November 6, 2009. The Company authorized 14,525,000 shares to be issued as a result of the financing transaction entered into on November 10, 2009 on behalf of the Company.

Financing Transaction

Sector 10 Holdings, Inc. (“Holdings”) has elected to convert $2,500,000 of the Distribution Agreement royalty fee to additional common shares of the Company to be used for the benefit of funding the Company. A financing transaction was entered into on November 10, 2009 between Sector 10 Holdings, Inc. and Mariennie & Associates. The transaction is expected to yield in excess of $1 Million in funding which will be used for the benefit of the Company. Under the agreement, Sector 10 Holdings, Inc. shall assign all of its shares from the conversion of the $2,500,000 distribution fee to various investment sources to assist in providing the Company with financing that will provide needed capital to continue operations.  A total of 11,363,636 shares have been assigned under this agreement. The assigned shares have been issued and distributed to the assignees as agreed in the agreement. The financing is expected to be received over the next several weeks and be completed by the end of December. However, there may be a delay resulting from the Thanksgiving and Christmas Holidays that may extend the period until mid January.

Dispute

Doty Scott is a consultant that delivered services to the Company prior to November 20, 2007 which was the date of the merger between SKRM Interactive, Inc. and Sector 10 USA, Inc. (now Sector 10, Inc.) The amount due the consultant at that time was approximately $16,000. This amount was treated as pre-acquisition debt and included in accounts payable. The Company has been informed of an agreement that was signed on November 13, 2007 (pre-acquisition) that the consultant argues that carried a promissory note arrangement should the fees not be paid within a specific time period. Under the promissory note, additional compensation may be due. The consultant claims that they are entitled to over 3 million shares of common shares of the Company to fulfill their obligation. The Company reviewed the details of the claims presented by the consultant and has rejected their claims. The Consultant’s attorney provided an e-mail of a complaint that he filed in a court in San Diego, CA. on October 16, 2009. The Company Registered Agent was served regarding the Complaint on October 20. The Company disagrees with the consultant claims and argues that the benefits requested are far in excess of any reasonable benefits that should be due if the original $16,000 fees can be validated. There is no signed promissory note contained in any agreement. Nor is there any signed promissory note contained in the claim documentation that was filed. The Company will vigorously argue against any claims presented by the consultant in this matter. An attorney has been engaged to respond to the claim filed on October 16, 2009. The attorney filed a response on November 19, 2009 and requested that the case be removed to Federal Court in an effort to better protect the Company from frivolous claims that may be asserted by the consultant. The Company believes that sufficient reserves are included in the financial statements for exposures for this case.

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

Overview

Sector 10, Inc. (“The Company”) is in the business of providing emergency disaster response equipment and related support services. The Company was structured to provide manufacturing, sales and distribution of Sector 10 emergency response equipment and supplies needed by first responders to an emergency situation. The Mobile Response Unit (“MRU”) and the Stationary Response Unit (“SRU”) were developed to promote the concept of pre-deploying life saving tools and supplies in office buildings, factories, schools, construction sites, airports and cruise ships.

Sector 10, Inc. is more than a sales and distribution company. It also is responsible for the manufacturing and development of products. The Company has full rights to all Sector 10 products. The technology incorporated Slocate employees and communicate with first responders in an emergency situation. The system provides customers with the ability to comply with the ever changing Domestic and International Fire Codes. The SRU-M also provides a unique opportunity to media companies by providing advertising through a new distribution channel that will be located in high traffic areas.

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

Sector 10 Inc will have rights to acquire other distribution territories. This includes other areas within the United States, Canada and other international markets. The agreement sets pricing requirements and establishes minimum performance standards. Pricing requirements set the price at which the specific Sector 10 Product will be acquired prior to sale by Sector 10, Inc. The pricing will be set by agreement when the products are available for sale. The pricing requirements will be adjusted to reflect the price available for the fiscal year ended March 31, 2010. The performance standards are effective when product is available and the sales process has begun. Minimum performance standards are the minimum sales results that are required to continue the exclusive distribution rights in the specific territory. Sales activity has been minimal to date. The Company has engaged various sales representatives that project more significant activity Sales Activity for the fiscal year ended March 31, 2010. Minimum performance standards provide a transition for each territory. The term for the agreement is 5 years and is renewable with an automatic renewable feature.

Due to the lack of significant sales activity, there have been two changes adopted to the Distribution Agreement as it relates to the payment of the $5 Million Fee. First, the fee payment has been adjusted to be computed at 20% of sales regardless of the specific Metropolitan Territory. The payment computation s not initiated until there have been at least $100,000 of aggregate sales. In addition, the Company provides a conversion option for all or a portion of the unpaid fees. Sector 10 Holdings, Inc. has elected to convert $2.5 Million of the fee under this option. This is expected to be completed as part of a financing transaction which is expected to be completed in the 3rd Quarter.

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

Results of Operations

Six Months Ended September 30, 2009 as Compared to the Six Months Ended September 30, 2008

Revenues -

The Company had no revenues for the six months ended September 30, 2009.

The Company had initial revenues of $6,000 for the six months ended September 30, 2008. The Company is currently negotiating various contracts which the Company’s management currently believes will generate additional revenues in the 3rd and 4th quarter for the fiscal year ending March 31, 2009.

Other Income-

The Company had no other income for the six months ended September 30, 2009.

The company had other income of $517,200 for the period ended June 30, 2008. The income was a result of the difference in the value of the shares provided in the conversion of debt to equity. No other income was reported during the six months ended September 30, 2008.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2009.

The Company had sales of $6,000 during the six months ended September 30, 2008. The Cost of Sales associated with the sales for this period was $3,800 which was $1,900 per MRU unit.

General and Administrative Expenses -

General and administrative expenses were $722,415 for the six months ended September 30, 2009 which was made up primarily of Wages - $263,533, R&D expenses - $161,336, Professional fees - investor relations $140,895, Professional fees – Legal & Accounting - $83,901, Director and Business Advisory Board fees - $36,750, Expense allocation from Sector 10 Holdings of $10,000, Filing fees - $7,165, Other professional fees of $5,500 and other expenses of $13,335.

General and administrative expenses were $370,736 for the six months ended September 30, 2008. These expenses are made up of professional fees – investor relations –CGC – $278,330, expense allocation from Sector 10 Holdings of $60,000, other professional fees of $19,562 and other expenses of $12,844.

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2009 was $2,225.

Depreciation expense for the six months ended September 30, 2008 was $2,225.

Interest Expense –

Interest expense for the six month period ended September 30, 2009 was $7,842.

Interest expense for the six month period ended September 30, 2008 was $7,842.

Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008

Revenues -

The Company had no revenues for the three months ended September 30, 2009.

The Company had initial revenues of $6,000 for the three months ended September 30, 2008.

Other Income-

The Company had no other income for the three months ended September 30, 2009.

The company had no other income for the three months ended September 30, 2008.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2009.

The Company had sales of $6,000 during the three months ended September 30, 2008. The Cost of Sales associated with the sales for this period was $3,800 which was $1,900 per MRU unit.

General and Administrative Expenses -

General and administrative expenses were $311,191 for the three months ended September 30, 2009 which was made up primarily of Wages - $161,200, Professional fees – Legal & Accounting - $75,000, R&D expenses - $51,336, Professional fees - investor relations $9,270, Business Advisory Board fees - $6,750, Filing fees - $2,365 and other expenses of $5,270.

General and administrative expenses were $131,716 for the three months ended September 30, 2008. These expenses are made up of professional fees – investor relations –CGC – 83,499, expense allocation from Sector 10 Holdings of $30,000, other professional fees of $10,005 and other expenses of $8,212.

Depreciation Expense –

Depreciation expense for the three months ended September 30, 2009 was $1,112.

Depreciation expense for the three months ended September 30, 2008 was $1,113.

Interest Expense –

Interest expense for the three month period ended September 30, 2009 was $12,121.

Interest expense for the three month period ended September 30, 2008 was $4,517.

Liquidity and Capital Resources

As of September 30, 2009, Sector 10 had cash of $796. This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2010 or for any future period.

Sector 10 has had minimal sales activity in the past. There are significant opportunities that are under review with the City of San Francisco Fire Department and other sources that may have a significant impact on the future operations of the Company. Management is hopeful that the negotiations may be completed by the end of the 3rd quarter with placement of product beginning in the 4th quarter for the year ended March 31, 2010. The Company may consider also generating funding from the sale of shares of Common Stock to in private transactions. There is no guarantee that the Company will be successful in arranging financing on acceptable terms. If the Company is not able to raise additional debt or equity, the Company’s ability to continue its business operations is highly unlikely.

The Company currently is working with investment bankers regarding various financing arrangements. No significant financing has been closed as of November 5, 2009 and there is no guarantee that any significant financing will be completed. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

The Company’s continuation as a going concern is dependent upon continued financial support from the Company’s shareholders or other parties.

Total Assets -

The Company had $1,182,537 in total assets as of September 30, 2009, comprised of cash - $796, Inventory - $18,409, Prepaid Assets - $1,022, Net Fixed Assets - $14,315 and Network Acquisition/Development Costs - $1,147,995.

Total Liabilities -

The Company had $1,314,287 in total liabilities as of September 30, 2009. The Company’s total liabilities as of September 30, 2009 were comprised of $507,774 of accounts payable and accrued liabilities; $5,930 in notes payable to a shareholder/officer and $782,083 other notes payable.  A total of $483,000 of the other notes payable is classified as long term liabilities.  All of the other outstanding debt is classified as current liabilities.

Operating Activities -

Cash used in operations for the six months ended September 30, 2009 was ($65,182). Operating activities were affected by stock for services - $290,794; depreciation expense - $2,225; change in accounts receivable – $2,000; change in deposits $10,000 and change in accounts payable and accrued liabilities -$374,919.

Cash used in operations for the six months ended September 30, 2008 was ($45,253). Operating activities were affected by stock for services - $278,330; depreciation expense - $2,225; change in accounts receivable – ($3,000); change in deposits ($25,000) and change in accounts payable and accrued liabilities -$80,795.

Investing Activities -

Cash used from investing activities for the six months ended for September 30, 2009 was $0.

Cash used from investing activities for the six months ended for September 30, 2008 was $97,995.

Financing Activities -

Cash provided from financing activities for the six months ended September 30, 2009 was $30,962 comprised of net proceeds from general financing - $63,786 net payments on shareholder / officer notes – ($32,824).

Cash provided from financing activities for the six months ended September 30, 2008 was $144,705 comprised of net proceeds from general financing - $200,000 and net payments on shareholder / officer notes – ($54,603) and bank overdraft – ($692).

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

The Company’s directors, officers, and principal shareholders and their affiliates control in excess of 50% of the Company’s outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the Company’s shareholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than management’s affiliates from influencing the Company’s direction and future.

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

The Company is currently negotiating various contracts that may generate revenues beginning in the 4th quarter for the fiscal year ended March 31, 2010. If the Company is able to execute any such contracts, of which there can be no assurance, the Company intends to new personnel to assist in the development and conduct of the Company’s business operations. The increased compensation and benefits associated with any new hires will impact the net results of the Company.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2009, the Company’s disclosure controls and procedures were effective.

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

The Network is not in service as of September 30, 2009. The Company has determined that the performance of the administrator has been inadequate and the administration agreement was cancelled. The performance issues have resulted in various disagreements with the administrator. As part of the termination, the Company has requested the return of all servers and related software and other equipment for deployment in other secure facilities with a new administrator. The administrator has not provided the return of the equipment at this stage. In addition, the administrator is seeking payment of fees and has filed a claim for $58,732 of fees due. Although the fees at issue are attributable to services for the Company, the claim was not filed against the Company.

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

Dutro Company & Reality Engineering

The Company resolved all outstanding issues regarding research and development expenses and other expenses incurred by Dutro Company on behalf of the Company. An agreement was signed on August 6, 2009 with all parties agreeing to payment. Subsequent to the agreement, the Company requested the return of detail information concerning the R&D expenditures including drawings, engineering information and other property and supplies held by Dutro Company. Dutro Company has refused to provide any requested information and/or property.

The Company also learned that Dutro Company and members of the Dutro Group may be involved in the manufacturing, sale and /or distribution of a product that is similar to the Sector 10 MRU. Such activity is in violation of the Master Product Manufacturing and Purchase Agreement dated October 1, 2007, between Dutro Company and the Company and possibly a violation of patents held on the MRU. The Company sent Dutro Company and members of the Dutro Group a Cease and Desist letter on August 25, 2009 to stop such activity. The Company is monitoring the status of this request.

Reality Engineering is managed by Lee Allen, a member of the Dutro Group. Reality Engineering agreed to assist the Company in enhancing the PLX-3D software. The agreed fee was $50,000. Reality completed the project and has attempted to collect over $168,000 for the services. Reality Engineering has not provided the Company with any useable product until the higher fee is paid. Reality Engineering has rejected all offers proposed by the Company to settle the difference in fee arrangement and has still never provided the Company with any useable end product from their services. On October 24, 2009, the Company informed Reality Engineering that they will no longer seek the end product derived from their services since no agreement could be reached on the fees. Accordingly, no fees will be paid to Reality as a result of their final rejection. The Company will review all actions taken by Reality Engineering and their impact on the Company.

No complaint or other litigation is currently filed for any of the above Dutro or Reality Engineering issues.

Edward Johnson

The Company is past due on the $200,000 note payable plus accrued interest to Edward Johnson. The Company is currently negotiating financing with another investor group. The new financing will be used in part to repay the extended loan plus interest.  The Company continues to work with the Investor to work out an agreed payment arrangement. Upon the receipt of financing, the Company intends on making payments under this arrangement until all principal and accrued interest is paid in full. No claim has been filed by the investor as of November 20, 2009

Doty Scott

Doty Scott is a consultant that delivered services to the Company prior to November 20, 2007 which was the date of the merger between SKRM Interactive, Inc. and Sector 10 USA, Inc. (now Sector 10, Inc.) The amount due the consultant at that time was approximately $16,000. This amount was treated as pre-acquisition debt and included in accounts payable. The Company has been informed of an agreement that was signed on November 13, 2007 (pre-acquisition) that the consultant argues that carried a promissory note arrangement should the fees not be paid within a specific time period. Under the promissory note, additional compensation may be due. The consultant claims that they are entitled to over 3 million shares of common shares of the Company to fulfill their obligation. The Company reviewed the details of the claims presented by the consultant and has rejected their claims. The Consultant’s attorney provided an e-mail of a complaint that he filed in a court in San Diego, CA. on October 16, 2009.  The Company Registered Agent was served regarding the Complaint on October 20, 2009. The Company disagrees with the consultant claims and argues that the benefits requested are far in excess of any reasonable benefits that should be due if the original $16,000 fees can be validated. There is no signed promissory note contained in any agreement. Nor is there any signed promissory note contained in the claim documentation that was filed. The Company will vigorously argue against any claims presented by the consultant in this matter. An attorney has been engaged to respond to the claim filed on October 16, 2009. The attorney filed a response on November 19, 2009 and requested that the case be removed to Federal Court in an effort to better protect the Company from frivolous claims that may be asserted by the consultant.

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

SECTOR 10, INC.

November 20, 2009	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

November 20, 2009	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
[Discuss other exhibits]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith