Form 10-Q
period 2009-12-31
SECTOR 10 INC
filed 2010-02-22
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31,2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.

 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

As of February 16, 2010 the issuer had 39,432,243 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.
Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2009 (Unaudited) and March 31, 2009 (Audited)	3

	Unaudited Consolidated Statements of Operations for the nine months ended December 31, 2009 and 2008 and for the period from inception, September 16, 2002 to December 31, 2009	5

	Unaudited Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008.	6

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period March 31, 2009 to December 31, 2009	7

	Unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2009 and 2008 and for the period from inception, September 16, 2002, to December 31, 2009.	10

	Notes to the Unaudited Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis or Plan of Operation	23

Item 3.	Controls and Procedures	31

Part II. Other Information

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	33

Part I    FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	December 31, 2009	March 31, 2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$4,340	$35,016
Accounts receivable	-	2,000
Inventory	18,409	18,409
Prepaid assets	-	37,291
Total current assets	22,749	92,716

Fixed Assets:
Furniture	9,182	9,182
Computers	13,068	13,068
Total fixed asset cost	22,250	22,250
Less: accumulated depreciation	(9,048)	(5,710)
Net fixed assets	13,202	16,540
Other assets:
Deposits	-	10,000
Deferred expense	1,467,000	-
Network acquisition/development costs	1,147,995	1,147,995
Total other assets	2,614,995	1,157,995
Total assets	$2,650,946	$1,267,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

Current liabilities:
Accounts payable and accrued liabilities	$682,518	$400,152
Deferred revenue	-	18,500
Note payable - short term	387,833	451,000
Note payable – officer / shareholder	6,050	38,754
Total current liabilities	1,076,401	908,406

Long term liabilities:
Note payable	483,000	-
Total long term liabilities	483,000	-
Total liabilities	1,559,401	908,406

Shareholders' equity:
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding
C Common shares - $0.001 par value; 199,000,000 authorized; 39,432,243 and 10,143,530 shares issued and outstanding, respectively	39,432	10,144
Additional paid- in-capital	2,887,810	1,009,008
Deficit accumulated during the development stage	(1,835,697)	(660,307)
Total shareholders' equity	1,091,545	358,845
Total liabilities and shareholders' equity	$2,650,946	$1,267,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended December 31, 2009 and 2008 and for the Period From Inception,
September 16, 2002 to December 31, 2009

	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2009	2008	2009

Sales	$-	$31,000	$18,500
Cost of Sales	-	(23,800)	(18,032)
Gross Profit	-	7,200	468

Expenses:
General and administrative	1,136,697	491,657	2,282,212
Depreciation	3,338	3,337	9,048
Total expenses	1,140,035	494,994	2,291,260
Income (loss) from operations	(1,140,035)	(487,794)	(2,290,792)
Interest expense	(35,355)	(13,707)	(62,105)
Other income: debt restructuring	-	517,200	517,200
Net Income (loss) before income taxes	(1,175,390)	15,699	(1,835,697)
Provision for income taxes	-	-	-
Net Income (loss) after income taxes	$(1,175,390)	$15,699	$(1,835,697)

Weighted Average Shares Outstanding – basic and diluted	16,541,740	9,166,116
Basic and diluted income (loss) per share
Continuing Operations	$(0.07)	$0.00
Net Income (Loss)	$(0.07)	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2009 and 2008

	Three Months Ended
	December 31,	December 31,
	2009	2008

Sales	$-	$25,000
Cost of Sales	-	(20,000)
Gross Profit	-	5,000

Expenses:
General and administrative	414,283	120,921
Depreciation	1,113	1,112
Total expenses	415,396	122,033
Income (loss) from operations	(415,396)	(117,033)
Interest expense	(14,875)	(5,865)
Other income: debt restructuring	-	-
Net Income (loss) before income taxes	(430,271)	(122,898)
Provision for income taxes	-	-
Net Income (loss) after income taxes	$(430,271)	$(122,898)

Weighted Average Shares Outstanding – basic and diluted	27,128,637	9,417,442
Basic and diluted income (loss) per share
Continuing Operations	$(0.02)	$(0.01)
Net Loss	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

				Deficit Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance at March 31, 2009	10,143,530	$10,144	$1,009,008	$(660,307)
Issue shares on April 8, 2009 @$.30 per share to John Gargett for Director Fees (unaudited)	50,000	50	14,950	-
Issue shares on April 22, 2009 to Layne Davis @$.20 per share for Product Design (unaudited)	27,500	28	5,472	-
Issue shares on April 24, 2009 to QualityStocks, LLC @$.30 per share for Investor Relations (unaudited)	37,500	37	11,213	-
Issue shares on April 24, 2009 to Illuminated Financial @$.20 per share for Investor Relations (unaudited)	25,000	25	4,975	-
Issue shares to John Gargett on May 8, 2009 @$.10 per share per employment contract (unaudited)	50,000	50	4,950	-
Issue shares to Patrick Love on May 15, 2009 @$.20 per share per employment contract (unaudited)	10,000	10	1,990	-
Issue Shares on May 19, 2009 as a result of Reverse stock split (unaudited)	43	-	-	-
Issue shares to John Gargett on July 13, 2009 @$.27 per share per employment contract due at July 1, 2009 (unaudited)	50,000	50	13,450	-
Issue shares to Patrick Love on July 13, 2009 @$.27 per share per employment contract due at July 1, 2009 (unaudited)	10,000	10	2,690	-
Issue shares to John McCloskey, Jr on September 24, 2009 @$.135 per share for Board of Advisor Fees due on July 14, 2009 (unaudited)	25,000	25	3,350	-
Issue shares to Hugh Cholmondeley on September 24, 2009 @$.135 per share for Board of Advisor Fees due on July 14, 2009 (unaudited)	25,000	25	3,350	-
Issue shares to Pericles DeAvila on September 28, 2009 based on May 1, 2009 authorization @$.10 per share for prior year accrued services and current year board services. (unaudited)	550,000	550	54,450	-
Issue shares to Laurence A. Madison on September 28, 2009 based on May 1, 2009 authorization @$.10 per share for prior year accrued services and current year board services. (unaudited)	400,000	400	39,600	-

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Issue shares to Alan Rouleau on September 28, 2009 based on May 1, 2009 authorization @$.10 per share for prior year accrued services and current year board services. (unaudited)	100,000	100	9,900	-
Issue shares to John Ketcham on September 28, 2009 @$.11 per share for R&D services (unaudited)	5,000	5	545	-
Issue shares to Patrick Madison on September 28, 2009 @$.11 per share for short term investment (unaudited)	15,000	15	1,635	-
Issue shares to Sector 10 Holdings, Inc. on September 30, 2009 @$.30 per share to reimburse stock transferred to Illuminated Financial on behalf of Company. Accrued in prior quarter. (unaudited)	250,000	250	77,250	-
Issue shares to Sector 10 Holdings, Inc. on September 30, 2009 @$15 per share to stock transfer to Moody Capital, LLC (unaudited)	20,834	21	3,104	-
Issue shares to Sector 10 Holdings, Inc. on November 6, 2009 @ $.11 per share regarding reimbursement of shares provided on behalf of Sector 10 Inc. (unaudited)	1,544,000	1,544	(1,544)	-
Issue shares on November 10, 2009 based on conversion of $1,144,000 of distribution fee in accordance with provisions under Distribution Agreement between Sector 10 Holdings, Inc. and Sector 10, Inc. Based on agreement, the shares are convertible into shares based on a value computed on November 10, 2009 at $.10067 per share. Shares issued to Mariennie & Associates and assignees on November 10, 2009 as assigned by Sector 10 Holdings, Inc. under an assignment and consulting agreement dated November 10, 2009. (unaudited)	11,363,636	11,364	1,132,636	-
Issue shares on November 10, 2009 to Sector 10 Holdings regarding reimbursement of shares provided on behalf of Sector 10 Inc under the assignment contract with Mariennie & Associates. Shares valued at $.10067 under the conversion computation in the distribution agreement. (unaudited)	13,250,000	13,250	(13,250)	-
Issue shares to Sector 10 Holdings for agreement to provide financing under assignment transaction. Shares are valued under the conversion provision at $.10067 as of November 10, 2009. (unaudited)	1,325,000	1,325	131,675	-

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

				Deficit Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Issue shares authorized on December 3, 2009 @$.055 per share to John McCloskey for consulting services rendered. (unaudited)	7,700	7	416	-
Issue shares authorized on December 3, 2009 @ $.055 per share to Lionel Brown in accordance with agreement for short term funding. (unaudited)	7,500	7	405	-
Issue shares authorized on December 3, 2009 @ $.055 per share to Patricia Fielding in accordance with agreement for short term funding. (unaudited)	20,000	20	1,080	-
Issue shares on December 9, 2009 @$.15 per share to John Gargett per employment contract due at September 1, 2009. (unaudited)	50,000	50	7,450	-
Issue shares on December 9, 2009 @$.10 per share to John Gargett per employment contract due at November 1, 2009. (unaudited)	50,000	50	4,950	-
Issue shares on December 9, 2009 @$.12 per share to Patrick Love per employment contract due at September 1, 2009. (unaudited)	10,000	10	1,190	-
Issue shares authorized on December 17, 2009 @$.093 per share to Mark Madison in accordance with agreement for short term funding. (unaudited)	10,000	10	920	-
Net loss for the period. (unaudited)				(1,175,390)
Balance at December 31, 2009 (unaudited)	39,432,243	$39,432	$2,887,810	$(1,835,697)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net income (loss)	$(1,175,390)	$15,699	$(1,835,697)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock for services	478,381	339,834	1,025,089
Depreciation	3,338	3,337	9,048
Gain on debt restructuring	-	(517,200)	(517,200)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	2,000	(3,000)	-
(Increase) in inventory	-	-	(18,409)
(Increase) decrease in deposits	10,000	(25,000)	-
Increase in accounts payable and accrued liabilities	608,413	129,466	1,089,179
Increase (decrease) in deferred revenue	(18,500)	-	-
Net cash used in operating activities	(91,758)	(56,864)	(247,990)

Cash Flows from Investing Activities:
Fixed asset purchases	-	-	(22,250)
Network acquisition / development costs	-	(97,995)	(147,995)
Net cash used in investing activities	-	(97,995)	(170,245)

Cash Flows from Financing Activities:
Bank overdraft	-	(692)	-
Proceeds from general financing	93,786	200,000	544,786
Proceeds from Shareholder /Officers	31,516	161,238	914,337
Payments to Shareholder/Officers	(64,220)	(205,612)	(1,040,134)
Proceeds from issuance of common stock	-	-	3,586
Net cash provided by financing activities	61,082	154,934	422,575

Net increase (decrease) in cash and cash equivalents	(30,676)	75	4,340
Beginning of the period – cash balance	35,016	-	-
Ending of the period – cash balance	$4,340	$75	$4,340

Cash Paid for interest	$882	$11,625	$14,445
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

The Company uses Dutro Company as an outsourced manufacturing company.  The Dutro Company provides the Company with details regarding inventory on hand and related costs.  The inventory on hand at March 31, 2009 was $18,409. Sales activity and related purchase orders were minimal for the fiscal year ended March 31, 2009 and no sales activity occurred in the nine month period ended December 31, 2009.

All inventory on hand is available for sale.  As sales and related production activity increases the Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the period ended December 31, 2009, the Company has no inventory reserve.

Dutro Company was the outside manufacturer of Sector 10 Products under an agreement dated October 1, 2007.  The agreement expired on September 30, 2009 and was not renewed.  Finished inventory was retrieved from the Dutro Company manufacturing facility and is stored in facilities controlled by the Company.  The Company is still seeking the return of various raw materials, supplies, molds, detail plans and specifications and other items from Dutro Company. The Company is soliciting quotes from potential new manufacturers.  There are interim sources that are immediately available for production until a new manufacturer is identified.

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

The Network is not in service as of the period ended December 31, 2009.  It is expected to be placed in service in the fiscal year ended March 31, 2010.  Once, placed in service, the asset will be depreciated over its estimated useful life which is currently estimated to be 7 to 10 years.  The Company has not completed its review of the final depreciable life for the Network asset.

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

Note 4 – Deferred Expense

Distribution Fee

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

Due to the lack of significant sales activity, there have been two changes adopted in the Distribution Agreement as it relates to the payment of the $5 million fee.  First, the fee payment has been adjusted to be computed at 20% of sales regardless of the specific Metropolitan Territory.  The payment computation is not initiated until there have been at least $100,000 of aggregate sales.   The amended agreement also provides a conversion option for all or a portion of the unpaid fees. The conversion is subject to various limitations in order to prevent the conversion of more than 50% of the future distribution fee in any calendar quarter.

Under a conversion election, it is likely that shares will be issued in return for the entire future distribution fee (up to $5 million) regardless of whether the fee was earned based on sales generated by the Company.  Prior to sufficient revenue generation, any distribution fee paid by way of a common stock conversion will be recorded as a deferred expense.  The deferred expense associated with the distribution fee shall be recognized as an expense when sufficient revenues are generated by the Company to warrant such recognition in accordance with the provisions set forth in the Distribution Agreement.

Sector 10 Holdings, Inc. has elected to convert $1,144,000 of the fee under the conversion option.  The conversion was effected on November 10, 2009.  Total stock of 11,363,636 was issued as a result of this conversion.  The conversion price was computed at $.10067 per share which was based on the 10 day average immediately before the conversion was effected.

Based on the conversion, the Company offset $1,144,000 of the $5 million total distribution fee due under the Distribution Agreement.  Since the Company has not generated a minimum of $100,000 in sales, the Company has treated the $1,144,000 amount paid by way of the conversion as a deferred expense.  This deferred expense attributed to the distribution fee will be recognized as revenues are generated by the Company.  Sufficient revenues are expected to be generated in the fiscal year ended March 31, 2011.  Distribution fees included as deferred expense totaled $1,144,000 as of the period ended December 31, 2009.

Financing Fee

Financing fees are paid in transactions for assistance in obtaining financing or other capital needed to fund the Company operations.

Based on the current economic situation and the fact that the Company has not generated any significant revenues to date, the raising of needed capital has proven very difficult.  The Company has reached an agreement with its majority shareholder Sector 10 Holdings, Inc (“Holdings”) to provide assistance in raising capital.  The efforts will involve the Holdings management, shareholders and other contacts.

Holdings has been willing to leverage its assets in an effort to raise capital and to negotiate arrangements with various equity investors.  On November 6, 2009, the Company authorized an anti-dilution provision to provide assurances that Holdings shall retain its equity ownership for any stock issued to other parties during the period of the agreement.  In addition, the Company provided anti-dilution provision retroactively for any transaction that Holdings provided shares on behalf of the Company on or before November 1, 2009.   For any shares issued under this provision, the Company shall break out the amount of reimbursed shares and dilution shares.  The reimbursed shares shall equal to the amount of shares provided to an outside party for the benefit of the Company. This shall be intended to assist in financing for the Company.  The dilution portion shall include the shares in excess of any reimbursed amount.  The value of the dilution portion of the shares will be treated as financing fees.  In addition, the agreement provides a fee to be paid to Holdings for shares issued as reimbursement for a transaction that may result in funding for the Company.  Any shares issued under this provision shall be treated as financing fees.  Financing fees (if any) shall  be recorded as deferred expense until the applicable financing transaction has closed.

The Company issued 1,554,000 shares to Holdings for benefits attributed to prior transactions where shares have previously been reimbursed but dilution occurred.  The 1,554,000 was required to eliminate the dilution impact of the prior transactions.  The shares were issued on November 6, 2009 and valued at .11 per share.  The $170,000 full value of the shares was treated as a financing fee.  No portion of this fee is deferred since the transactions have closed.

Holdings has elected to convert $1,144,000 of the Distribution Fee to additional common shares of the Company to be used for the benefit of funding the Company.   Holdings was entitled to be reimbursed 11,363,636 shares as a result of this issuance.  Holdings assigned previous held free trading shares to Mariennie & Associates on November 10, 2009.  The assigned shares have been issued and distributed to the assignees as agreed in the agreement.  Under Holdings' assignment contract, Mariennie & Associates shall provide Holdings with funding.  Holdings Board has agreed to allocate a portion of the funding received in this transaction to the Company which is estimated to be at least approximately $300,000 to $400,000.

As a result of the assignment of the shares, the Company issued shares to Holdings for reimbursement of the assigned shares and to adjust for the dilution impact.  Total shares issued were 13,250,000 and valued at $.10067 per share.  The value of the dilutive portion was $190,000 was treated as a financing fee.  The full amount of this fee was deferred since the financing transaction has not closed.

Since Holdings has agreed to provide funding to the Company, the Company issued shares equal to 10% of the shares issued above for financing fees.  Total shares of $1,325,000 valued at $.10067 were issued in Holdings name.  The $133,000 full value was treated as a financing fee.  The full amount of this fee was deferred since the financing transaction has not closed.

Summary of Deferred Expense

Deferred Expense	December 31, 2009	March 31, 2009

Deferred Distribution Fee	$1,144,000	$-
Deferred Financing Fee	323,000	-
Total Deferred Expense	$1,467,000	$-

Note 5 – DEPOSIT

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

Note 6 – DEBT CONVERSION

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

Note 7 – NOTES PAYABLE

Related Parties - Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). This continued in the fiscal year ended March 31, 2009.  Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila.  Interest is charged on the account at a rate of 8% per annum.  Total interest accrued during the nine months ended December 31, 2009 on the accounts is $882 which is comprised of Pericles DeAvila - $399 and Sector 10 Holdings - $483.  The Company has entered into a new arrangement for financing with its majority shareholder Sector 10 Holdings, Inc.  All new funding received from Sector 10 Holdings, Inc will be accounted for under a new account which will be established when financing is expected to begin in the 4th quarter in the fiscal year ended March 31, 2010. No further advances are expected under the existing shareholder/officer accounts for the foreseeable future.

Sector 10 Holdings

Based on the current economic situation and the fact that the Company has not generated any significant revenues to date, the raising of needed capital has proven very difficult.  The Company has reached an agreement with its majority shareholder Sector 10 Holdings, Inc (“Holdings”) to provide assistance in raising capital.  The efforts will involve the Holdings management, shareholders and other contacts.  No funding has been received as of February 10, 2010.  This is expected in the 4th quarter of the fiscal year ended March 31, 2010.

Johnson Financing

On May 11, 2008, Sector 10, Inc. (“Sector 10”) entered into an agreement with Edward Johnson (“Johnson”) to provide short term financing to provide assistance with the development and expansion of the business of Sector 10.
The loan will be for term of 9 months with 1 automatic extension of 6 months allowed if so requested by Sector 10.  The 6 month loan extension was requested by Sector 10 on February 5, 2009.  Interest on the loan is fixed at rate equal to prime plus 1 (As published in the Wall Street Journal as of the effective date of this agreement).   The effective prime rate as of May 11, 2008 was 5%.  The rate under the agreement is 6%.  The investor has proposed that the interest on the loan is 6.5%.  We have accrued the total loan at 6.5% for book purposes.  Total interest accrued at December 31, 2009 is $21,247 of which $9,750 was accrued during the nine months ending December 31, 2009.

A loan extension until August 11, 2009 was requested on February 5, 2009.  The Company is currently negotiating financing with another investor group.  The new financing will be used in part to repay the extended loan plus interest.  The investor notified the Company on May 23, 2009 that the loan was due on June 11, 2009.  We did not close on financing prior to June 11th and the loan will continue until financing is received and the loan is paid.    Financing has not yet been secured as of the reporting date and the principal payment was not be made on the due date of August 11th.  The Company will work with the Investor to work out an agreed payment arrangement.  Upon the receipt of financing, the Company intends on making payments under this arrangement until all principal and accrued interest is paid in full.  The Company has maintained contact with the Investor and is expecting sufficient funding in the 4th Quarter of the fiscal year ended March 31, 2010  to pay off the principal and all accrued interest.

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

Effective January 2, 2009, all Dutro Funding was transferred from Holdings to the Company and all obligations and future proceeds were assumed by the Company.  An adjustment was made to the N/P Sector 10 Holdings to reflect all outstanding Dutro debt as January 2, 2009.  Total transferred amount was $98,000 broken down as follows:  Vicki Davis – $15,000; William Dutro $65,000 and Lee Allen $18,000.

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

At March 31, 2009, the Company and the Dutro Group individuals did not have a signed document for the loan proceeds.  The books were recorded to reflect the principal amounts as transferred to the Company on January 2, 2009.  From January 2, 2009 through March 31, 2009, total proceeds of $153,000 were received.  All of these proceeds were received from the Vicki K. Davis, Living Trust TDT 5/19/95.  Interest has been accrued on all proceeds from January 2, 2009 or the actual date received (if later) through December 31, 2009 at an annual rate of 7.5%.

On June 10, 2009, the Company signed a loan document with the Vicki K. Davis, Living Trust TDT 5/19/9 to cover the $168,000 principal loaned to the company.  The loan term expires on May 31, 2014.  The interest rate under the agreement is computed at an annual rate of 7.5%.  An agreement with the same terms was signed on June 24, 2009 by William Dutro for his respective $65,000 loan amount. At the filing of the financial report for the fiscal year ended March 31, 2009, the Company believed that Lee Allen would sign a similar loan agreement. Accordingly, a draft agreement was forwarded to Mr. Allen for signature.   Mr. Allen has rejected the loan agreement and the loan has been transferred to general accounts payable where it will be paid as funds become available.  No further interest is being accrued on the amount due Mr. Allen.

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

The Company reached final agreement with Dutro Company on August 6, 2009 to settle any past differences regarding research and development costs and all past production costs.  The Company agreed to pay Dutro Company $250,000.  Included in this is $41,213 of current accounts payable, $48,787 of additional R&D expenses recorded in the period ended September 30, 2009 and $160,000 allocated to research and development allocated in prior periods as follows: a total of $50,000 R&D expense was recorded in the previous fiscal year and an additional $110,000 of R&D expenditures was recorded in the period ended June 30, 2009.  Dutro Company agreed to record the $250,000 in a promissory note agreement under the same terms as agreed to by William Dutro and Vicki Davis.  All Dutro Group promissory notes are treated as long term notes payable. Total interest accrued for the Dutro Group at December 31, 2009 is $24,360 of which $20,954 was accrued during the nine months ending December 31, 2009.

Interest payments were due under the Dutro Group promissory note arrangements in January 2010.  Total interest due for payment in January was $23,685 which is allocated as follows: Vicki Davis - $11,300, William Dutro - $4,875 and Dutro Company - $7,510.  Payments were made to Vicki Davis and William Dutro for the full accrued amount.  No payment was sent to Dutro Company in January.  The promissory note required Dutro Company to return all materials to the Company upon request by the Company.  The Company has made multiple requests for property still held at the Dutro Company facility.  This includes various raw materials, supplies, molds, detail plans and specifications and other items. A letter was issued to Dutro Company in January 2010 requesting the return of all of the Company’s property in accordance with the underlying promissory note agreement and manufacturing agreement.  The letter stated that all interest payments under the promissory note would be withheld pending receipt of all requested information.  No response has been received from Dutro Company as of February 10, 2010.

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

Reality Engineering has not provided the Company with any useable end product from their services until the higher fee is paid. Based on the refusal to present a useable product and information needed to allow us to perform future modifications, the Company has presented two final options to Mr. Allen for settlement of the fee dispute. The options were presented on September 29, 2009.  Reality Engineering has rejected all offers proposed by the Company to settle the difference in fee arrangement and has still never provided the Company with any useable end product from their services.  On October 24, 2009, the Company informed Reality Engineering that they will no longer seek the end product derived from their services since no agreement could be reached on the fees.  Accordingly, no fees will be paid to Reality as a result of their final rejection.  No further communication has been made or received with Reality Engineering regarding this matter as of February 10, 2010.

Employee Group

John Gargett signed an employment agreement on April 24, 2009.  Patrick Love signed an employment agreement dated May 8, 2009.  They have agreed to a loan arrangement for any unpaid amounts due under the employment agreements.  Loan agreements were established in July 2009 to begin accounting for unpaid amounts.  Interest on any outstanding balance is accrued at an annual rate of 8%.  The maturity term is May 14, 2014.  However, the funds will be paid earlier if funds are available in the Company.  It is not intended to be a long term program. Total interest accrued at December 31, 2009 is $3,294 of which $3,294 was accrued during the nine months ending December 31, 2010.  Both Gargett and Love elected to convert all accrued interest due in January 2010 to common stock of the Company.  Shares for such conversion will be issued in the 4th Quarter for the fiscal year ended March 31, 2010.

Other Notes

In order to generate short term funding, the Company provided individual investors with an opportunity to receive common shares equal to their investment plus a promissory note to return principal within 180 days.  Interest is accrued at a annual rate of 8%.  A conversion option is provided at the end of the term to provide the investor with a right to convert all or a portion of the principal into common shares of the Company. The agreement further provides the issuance of warrants to provide the investor with subsequent opportunities to acquire Company common shares.  The short term funding program was initially offered in September 2009.  A total of $52,500 was received under this program on or before December 31, 2009.  Total interest accrued for the nine months ending December 31, 2009 was $475.

Summary of Interest and Notes Payable
Interest expense (Nine Months)	December 31, 2009	December 31, 2008

Sector 10 Holdings, Inc. – Shareholder	$483	$5,674
Pericles DeAvila – Officer	399	420
Total related party interest expense	882	6,094
Interest – Johnson	9,750	7,613
Interest – Dutro Group	20,954	-
Interest - Employee Group	3,294	-
Interest – Other Notes	475	-
Total interest expense	$35,355	$13,707

Note Payable Balance	December 31, 2009	March 31, 2009

Sector 10 Holdings, Inc. – Shareholder	$392	$27,595
Pericles DeAvila – Officer	5,658	11,159
Total Note Payable – Officer / Shareholder	$6,050	$38,754

Edward Johnson – Johnson Financing	$200,000	$200,000
Vicki Davis - Dutro Group	-	168,000
William Dutro – Dutro Group	-	65,000
Lee Allen – Dutro Group	-	18,000
John Gargett – Employee Group	83,333	-
Patrick Love – Employee Group	52,000	-
Patrick Madison – Other Notes	15,000	-
Lionel Brown – Other Notes	7,500	-
Patricia Fielding – Other Notes	20,000	-
Mark Madison – Other Notes	10,000	-
Total Note Payable – short term	$387,833	$451,000

Vicki Davis - Dutro Group	$168,000	$-
William Dutro – Dutro Group	65,000	-
Dutro Company – Dutro Group	250,000	-
Total Note Payable – long term	$483,000	$-

Total Notes Payable	$876,883	$489,754

Note 8 – REVERSE STOCK SPLIT

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

Note 9 – EQUITY

During the Quarter ended: June 30, 2009:

In April 2009, John Gargett was added to the Board of Directors and was later hired to be the Company COO.  In accordance with an employment agreement dated April 24, 2009, Mr. Garget received 50,000 shares of Common stock for joining the Board of Directors and received 50,000 shares of stock under the terms of the employment agreement.  The employment agreement provides for Mr. Gargett to receive an additional 150,000 shares of common shares in 50,000 share installments due on July 1, 2009, September 1, 2009 and November 1, 2009.  The shares for July 1, 2009 were requested to be issued by the transfer agent in accordance with this agreement.

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

During the Quarter ended: December 31, 2009:

In November 2009, the Company issued 1,554,00 shares to Sector 10 Holdings , Inc. in accordance with anti dilution provision for transaction closed on or before November 1, 2009.

In November 2009, the Company issued 11,363,636 shares to Mariennie & Associates and assignees.  The issue was based on conversion of $1,144,000 of distribution fee in accordance with provisions under Distribution Agreement between Sector 10 Holdings, Inc. and Sector 10, Inc.

In November 2009, the Company issued shares 13,250,000 shares to Sector 10 Holdings, Inc. in accordance with reimbursement and dilution provisions.  Shares are held by the Company pending receipt of funding.

In November 2009, the Company issued 1,325,000 shares to Sector 10 Holdings, Inc. in accordance with fee arrangement for seeking funding.  Shares are held by the Company pending funding.

In December 2009, the Company issued 7,700 shares to John McCloskey for consulting services rendered in connection with the San Francisco Pilot project.

In December 2009, the Company issued 7,500 shares to Lionel Brown for short term funding based on promissory note dated December 3, 2009.

In December 2009, the Company issued 20,000 shares to Patricia Fielding for short term funding based on promissory note dated December 3, 2009.

In December 2009, the Company issued 50,000 shares to John Gargett in accordance with the requirements set forth in his employment agreement.  The shares were required to be issued based on his employment as of 9/1/2009.

In December 2009, the Company issued 50,000 shares to John Gargett in accordance with the requirements set forth in his employment agreement.  The shares were required to be issued based on his employment as of 11/1/2009

In December 2009, the Company issued 10,000 shares to Patrick Love in accordance with the requirements set forth in his employment agreement.  The shares were required to be issued based on his employment as of 10/1/2009.

In December 2009, the Company issued 10,000 shares to Mark Madison for short term funding based on promissory note dated December 17, 2009.

Note 10 – GOING CONCERN

The Company generated initial revenues of $18,500 through the year ended March 31, 2009.  No revenues were generated for the nine month period ended December 31, 2009. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management has several contracts under review and three large transactions under negotiation as of December 31, 2009.  Management expects revenues to begin in the 4th quarter of the fiscal year ended March 31, 2010 and to increase significantly in the fiscal year ended March 31, 2012.  Management also intends to seek additional capital through equity and/or debt financing to assist the Company until profitable operations can be achieved. This is being handled through the efforts of Sector 10 Holdings, Inc. There can be no assurance that such increase in revenues will be generated or that financed funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 11 - INCOME TAX

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

The Company’s financial statements for the nine month period ended December 31, 2009 and 2008 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2009 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

Note 12 – SUBSEQUENT EVENTS

We have evaluated our financial statements for subsequent events through February 22, 2010.

No financing has been received or closed as of February 22, 2010.  No other significant events have occurred through February 22, 2010.

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

Sector 10, Inc. is more than a sales and distribution company.  It also is responsible for the manufacturing and development of products.  The Company has full rights to all Sector 10 products.  The technology incorporated locates employees and communicates with first responders in an emergency situation.  The system provides customers with the ability to comply with the ever changing Domestic and International Fire Codes.  The SRU-M also provides a unique opportunity to media companies by providing advertising through a new distribution channel that will be located in high traffic areas.

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

Due to the lack of significant sales activity, there have been two changes adopted to the Distribution Agreement as it relates to the payment of the $5 Million Fee.  First, the fee payment has been adjusted to be computed at 20% of sales regardless of the specific Metropolitan Territory.  The payment computation is not initiated until there have been at least $100,000 of aggregate sales.   The amended agreement also provides a conversion option for all or a portion of the unpaid fees. The conversion is subject to various limitations in order to prevent the conversion of more than 50% of the unpaid balance in any calendar quarter.

Under a conversion election, it is likely that shares will be issued in return for a future distribution fee regardless of whether the fee was earned based on sales generated by the Company.  In such a situation, the Company will recognize the distribution fee under a conversion when the revenues are generated in a sufficient manner to recognize all or a portion of any fee paid by way of a conversion to common stock. Prior to sufficient revenue generation, any distribution fee paid by way of a common stock conversion will be recorded as a deferred expense.  The deferred expense associated with the distribution fee shall be recognized as an expense when sufficient revenues are generated by the Company to warrant such recognition in accordance with the provisions set forth in the Distribution Agreement.

The changes were authorized by the Board in August 2008. The agreement was formally amended on October 29, 2009 to reflect these changes and to reflect the fact that the Company is responsible for manufacturing.  The original agreement provided that the Company acted solely as a distributor.

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

Results of Operations

Nine Months Ended December 31, 2009 as Compared to the Nine Months Ended December 31, 2008

Revenues -

The Company had no revenues for the nine months ended December 31, 2009.

The Company had initial revenues of $31,000 for the nine months ended December 31, 2008.

The Company is currently negotiating various contracts which the Company’s management currently believes will generate significant revenues in the next fiscal year ended March 31, 2011.

Other Income-

The Company had no other income for the nine months ended December 31, 2009.

The company had other income of $517,200 for the period ended June 30, 2008.  The income was a result of the difference in the value of the shares provided in the conversion of debt to equity.  No other income was reported during the nine months ended December 31, 2008.

Operating Expenses -

The Company had no operating expenses for the nine months ended December 31, 2009.

The Company had sales of $31,000 during the nine months ended December 31, 2008.  The Cost of Sales associated with the sales for this period was $23,800 which was $1,900 per MRU unit and $10,000 per SRU-M unit.

General and Administrative Expenses -

General and administrative expenses were $1,136,697 for the nine months ended December 31, 2009 which was made up primarily of Wages - $422,233, Financing Fee - $174,093, R&D expenses - $161,336, Professional fees - investor relations $141,917, Professional fees – Legal & Accounting - $136,270, Director and Business Advisory Board fees - $36,750, Insurance expense – $24,990, Expense allocation from Sector 10 Holdings of $10,000, Filing fees - $8,641, Other professional fees of $5,500 and other expenses of $14,967.

General and administrative expenses were $491,657 for the nine months ended December 31, 2008. These expenses are made up of professional fees – investor relations – 347,333, expense allocation from Sector 10 Holdings of $90,000, other professional fees of $35,811 and other expenses of $18,513.

Depreciation Expense –

Depreciation expense for the nine months ended December 31, 2009 was $3,338.

Depreciation expense for the nine months ended December 31, 2008 was $3,337.

Interest Expense –

Interest expense for the nine months ended December 31, 2009 was $35,355.

Interest expense for the nine month period ended December 31, 2008 was $13,707.

Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008

Revenues -

The Company had no revenues for the three months ended December 31, 2009.

The Company had revenues of $25,000 for the three months ended December 31, 2008.

The Company is currently negotiating various contracts which the Company’s management currently believes will generate significant revenues in the next fiscal year ended March 31, 2011.

Other Income-

The Company had no other income for the three months ended December 31, 2009.

The company had no other income for the three months ended December 31, 2008.

Operating Expenses -

The Company had no operating expenses for the three months ended December 31, 2009.

The Company had sales of $25,000 during the three months ended December 31, 2008.  The Cost of Sales associated with the sales for this period was $20,000 which was $10,000 per SRU-M unit.

General and Administrative Expenses -

General and administrative expenses were $414,283 for the three months ended December 31, 2009 which was made up primarily of  Financing Fees - $172,443, Wages - $158,700, Professional fees – Legal & Accounting - $52,369,  Insurance expenses - $24,990, Filing fees - $1,476 , Professional fees - investor relations $1,022  and other expenses of $3,283.

General and administrative expenses were $120,921 for the three months ended December 31, 2008. These expenses are made up of professional fees – investor relations – 69,003, expense allocation from Sector 10 Holdings of $30,000, other professional fees of $16,250 and other expenses of $5,668.

Depreciation Expense –

Depreciation expense for the three months ended December 31, 2009 was $1,113.

Depreciation expense for the three months ended December 31, 2008 was $1,112.

Interest Expense –

Interest expense for the three month period ended December 31, 2009 was $14,875.

Interest expense for the three month period ended December 31, 2008 was $5,865.

Liquidity and Capital Resources

As of December 31, 2009, Sector 10 had cash of $4,340. This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2010 or for any future period.

Sector 10 has had minimal sales activity in the past.  There are significant opportunities that are under review with the City of San Francisco Fire Department and other sources that may have a significant impact on the future operations of the Company. Management is hopeful that the negotiations may be completed by the end of the 4th quarter with placement of product beginning in the 1st quarter for the year ended March 31, 2011.  The Company may consider also generating funding from the sale of shares of Common Stock in private transactions. There is no guarantee that the Company will be successful in arranging financing on acceptable terms. If the Company is not able to raise additional debt or equity, the Company’s ability to continue its business operations is highly unlikely.

The Company engaged its majority shareholder to assist on raising capital. The shareholder has engaged an  investment bankers regarding various financing arrangements. No significant financing has been closed as of February 10, 2010 and there is no guarantee that any significant financing will be completed. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

The Company’s continuation as a going concern is dependent upon continued financial support from the Company’s shareholders or other parties.

Total Assets -

The Company had $2,650,946 in total assets as of December 31, 2009, comprised of cash - $4,340, Inventory - $18,409, Net Fixed Assets - $13,202 Deferred Expenses - $1,467,000 and Network Acquisition/Development Costs - $1,147,995.

Total Liabilities -

The Company had $1,559,401 in total liabilities as of December 31, 2009. The Company’s total liabilities as of December 31, 2009 were comprised of $682,518 of accounts payable and accrued liabilities; $6,050  in notes payable to a shareholder/officer , $387,833 in short term notes payable and $483,000 in long term notes payable.

Operating Activities -

Cash used in operations for the nine months ended December 31, 2009 was ($91,758). Operating activities were affected by stock for services - $478,381; depreciation expense - $3,338; change in accounts receivable – $2,000; change in deposits $10,000 and change in accounts payable and accrued liabilities -$608,413 and change in deferred revenue - ($ 18,500).

Cash used in operations for the nine months ended December 31, 2008 was ($56,864). Operating activities were affected by stock for services - $339,834; depreciation expense - $3,337; gain in debt restructuring - ($517,200); change in accounts receivable – ($3,000); change in deposits - ($25,000) and change in accounts payable and accrued liabilities -$129,466.

Investing Activities -

Cash used from investing activities for the nine months ended for December 31, 2009 was $0.

Cash used from investing activities for the nine months ended for December 31, 2008 was $97,995.

Financing Activities -

Cash provided from financing activities for the nine months ended for December 31, 2009 was $61,082 comprised of net proceeds from general financing - $93,786 net payments on shareholder / officer notes – ($32,704).

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

Item 3.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

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

The Network is not in service as of December 31, 2009. The Company has determined that the performance of the administrator has been inadequate and the administration agreement was cancelled.  The performance issues have resulted in various disagreements with the administrator.  As part of the termination, the Company has requested the return of all servers and related software and other equipment for deployment in other secure facilities with a new administrator. The administrator has not provided the return of the equipment at this stage.  In addition, the administrator is seeking payment of fees and has filed a claim for $58,732 of fees due. Although the fees at issue are attributable to services for the Company, the claim was not filed against the Company.

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

Interest payments were due under the Dutro Group promissory note arrangements in January 2010.  Total interest due for payment in January was $23,685 which is allocated as follows: Vicki Davis - $11,300, William Dutro - $4,875 and Dutro Company - $7,510.  Payments were made to Vicki Davis and William Dutro for the full accrued amount.  No payment was sent to Dutro Company in January.  The promissory note required Dutro Company to return all materials to the Company upon request by the Company.  The Company has made multiple requests for property still held at the Dutro Company facility.  This includes various raw materials, supplies, molds, detail plans and specifications and other items. A letter was issued to Dutro Company in January 2010 requesting the return of all of the Company’s property in accordance with the underlying promissory note agreement and manufacturing agreement.  The letter stated that all interest payments under the promissory note would be withheld pending receipt of all requested information.  No response has been received from Dutro Company as of February 10, 2010

No complaint or other litigation is currently filed for any of the above Dutro or Reality Engineering issues.

Edward  Johnson

The Company is past due on the $200,000 note payable plus accrued interest to Edward Johnson.  The Company is currently negotiating financing with another investor group.  The new financing will be used in part to repay the extended loan plus interest.   The Company continues to work with the Investor to work out an agreed payment arrangement.  Upon the receipt of financing, the Company intends on making payments under this arrangement until all principal and accrued interest is paid in full.  No claim has been filed by the investor as of February 10, 2010

Doty Scott

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

The Case is pending review in Court in April, 2010.  The Company believes that sufficient reserves are included in the financial statements for exposures for this case.

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

Sector 10, Inc.

February 22, 2010	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

February 22, 2010	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
[Discuss other exhibits]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith