Form 10-K
period 2010-03-31
SECTOR 10 INC
filed 2010-07-21
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-24370

Sector 10, Inc.

___________________________________
(Name of small business issuer in its charter)

Delaware	33-0565710
State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

14553 South 790 West #C
Bluffdale, UT 84065
_____________________________________
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

As of June 30, 2010, the Registrant had 43,993,268 shares of Common Stock issued and outstanding with an average market value of $.07 per share for a total market value of $3,079,530.

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

Sector 10, Inc. (formerly known as SKRM Interactive, Inc.) was the acquiring company resulting from the combination of Sector 10 Services USA, Inc, a private company, and SKRM Interactive, a Delaware public company.  Sector 10 Services acquired SKRM Interactive through a reverse merger transaction on November 20, 2007.  After the merger transaction, the Company had 7,732,030 shares outstanding.  Purchase accounting adjustments were made to account for the combination of the entities. Immediately after the merger, the company was called SKRM Interactive, Inc. and continued its reporting obligations under that name.  The Company was formally named Sector 10, Inc. on April 15, 2008.  The SKRM year end of March 31 was continued with the new entity.  On May 19, 2009, the Company affected a 1 for 10 reverse stock split whereby the new trading symbol was changed to SECI effective May 19, 2009.

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

MRU Features:
•	Completely portable tent with automated easy deployment-->	•	110VAC hookups with battery and solar backup
•	Eye wash system	•	Utility sink and clean water supply
•	Integrated computer system	•	All the doors convert to a stretcher, table, and bench
•	Wi-Max wireless technology provides the latest speed and security	•	Compliant with PLX-3D Systems
•	Networkable via network cable, wireless, and cell access	•	Modular shelves, drawers, bins, and cabinets
•	Satellite communications and networking for remote locations	•	First aid supply packs with tracking technology
•	Web based controllable camera	•	Plug and Play setup and installation
•	OSHA compliant

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

As of June 30, 2010, the Company has 2 employees and no current payroll.  A total of 2 persons (CEO and CFO) work part time for the company and also work for the majority shareholder Sector 10 Holdings, Inc.  Beginning in May, 2009, the CEO and CFO compensation was accrued on the Company books.  No cash compensation was paid during the fiscal year

Two other employees (COO and Director of Business Development) had employment agreements that began in April/May 2009.  The employment relationship and underlying employment agreements were either suspended or severed as of December 31, 2009.  They are not considered employees as of the fiscal year ended March 31, 2010.

The Company had anticipated hiring additional employees.  Due to serious issues resulting from the prior manufacturer, the Company has been delayed in their sales and production efforts and as a result have not had the funding to hire the personnel needed to assist in its growth.  The Company is working on different funding approaches that may provide the ability top close several large sales proposals that currently exist.  The Company shall use revenues and additional funding to hire new personnel.  Such hiring may not occur until the 3rd quarter of the fiscal year ended March 31, 2011.

ITEM 2 DESCRIPTION OF PROPERTIES

The Company’s administrative offices are located in an office facility located at 14553 South 790 West #C Bluffdale, UT 84065. The facility contains approximately 2,000 square feet of office space. The lease is maintained by the principal shareholder of the Company.  Shared expenses incurred by Sector 10 Holdings were allocated to the Company on a monthly basis through April 2009.  The allocation includes a portion for rent expenses.  No further rent has been assessed. The Company is seeking new office space to accommodate the growth in personnel expected when the sales activity begins in fiscal 2011.  No lease arrangement has been finalized as of the date of this report.

ITEM 3. LEGAL PROCEEDINGS

The Company is aware of the following situation regarding litigation, pending or threatened, to which it is a party.

Dutro Group, Dutro Company & Reality Engineering

The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis and Lee Allen.  At the previous year end, certain financing relationships with the Dutro Group were not settled.  Final documented settlements were negotiated with Dutro Company, Vicki Davis and William Dutro.  Lee Allen refused to negotiate the $18,000 advances loaned the Company.  His balance of $18,000 is recorded in Accounts Payable and is now included in pending litigation.

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

Based on the fact that property owned by the Company was not returned and the fact that unauthorized production has been performed, the Company notified that Dutro Company was in breach of the Manufacturing Agreement.  The Manufacturing Agreement was scheduled to terminate on September 30, 2009 unless an extension was agreed by the parties.  No extension was agreed and the Manufacturing Agreement terminated on September 30, 2009.

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

On November 9, 2009, Lee Allen filed a claim against the Company in an effort to collect on the $18,000 owed him plus interest accruing at an annual rate of 7.5%

On February 19, 2010, Dutro Company filed a claim against the Company seeking full payment of the $250,000 promissory note plus interest.

On March 10, the Company was served notice that Dutro Company and Reality Engineering had filed a claim against the Company for collection of the fees owed Reality Engineering.

In April, 2010, the Company filed responses to the Dutro claims.

On July 8, 2010, The Company filed a claim against Dutro Company, Reality Engineering and all individuals included in the Dutro Group.  The Company is seeking relief for the significant damages resulting from Dutro Group actions including breach of the Manufacturing agreement, breach of the promissory note, failure to perform on the Reality Engineering project, loss of patent rights due to Dutro actions, unauthorized use of confidential materials and other claims as they relate to interference with business, financial relational relationships causing delays and serious financial losses to the Company and investors.

The Company has engaged attorneys to dispute the claims filed by the Dutro Group and to vigorously seek relief for the damages incurred by Dutro Group actions.

The Company believes that sufficient reserves are included in the financial statements for exposures for the issues represented in these actions.

Edward  Johnson

The Company is past due on the $200,000 note payable plus accrued interest to Edward Johnson.  The Note was originally due in February 2009 and extended to June 2009.  The Company continued in discussions to work out payment arrangement after that period. Johnson filed a claim against the Company on February 8, 2010 to collect the debt plus interest.

In June 2010, The Company and Johnson have agreed to assign the loan to a 3rd party via a securities purchase and assignment agreement in an effort to pay Johnson for his loan plus agreed interest.  It was agreed that the balance including accrued interest was $226,615.  This balance is final if paid in full on or before July 31, 2010. Any unpaidbalance after July 31, 2010 will accrue interest at an annual rate of 6%.  Through this assignment process, the Company will provide common shares to the purchaser of the note.  As of July 10, 2010, a total of $140,000 has been paid toward the balance due Johnson.  The remaining balance of $86,615 is expected to be paid in full on or before July 31, 2010.

The parties have agreed to halt all legal proceedings while the payment process is conducted.  Upon full payment, the claim will be withdrawn and all parties will be released from any further current or future claims regarding this matter.

The Company believes that sufficient reserves are included in the financial statements for exposures for this case

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

 The attorney filed a response on November 19, 2009 and requested that the case be removed to Federal Court in an effort to better protect the Company from frivolous claims that may be asserted by the consultant. Federal Court has met with the parties in an attempt for settlement.  No such settlement was reached.  The Court has established procedural deadlines at various dates throughout 2010 and a final date for all motions to be made on or before February 18, 2011.  A mandatory settlement conference is scheduled for October 12, 2010.

Based on the facts of the case, the Company believes that sufficient reserves are included in the financial statements for exposures for this case.

Syptec, Inc.

Syptec, Inc. was engaged by Sector 10 Holdings, Inc. and Sector 10 Connex, Inc.  (a company owned by Sector 10 Holdings) to provide administration services for the system network.  The network was transferred from Holdings to the Company in May 2009 along with the administration.

The Network is not in service as of March 31, 2010. The Company has determined that the performance of the administrator has been inadequate and the administration agreement was cancelled.  The performance issues have resulted in various disagreements with the administrator.  As part of the termination, the Company has requested the return of all servers and related software and other equipment for deployment in other secure facilities with a new administrator. The administrator has not provided the return of the equipment at this stage.  In addition, the administrator is seeking payment of fees and has filed a claim for $58,732 of fees due. Although the fees at issue are attributable to services for the Company, the claim was not filed against the Company.

The Company disagrees with the total fees but has recorded the full amount in the financial statements.  The Company has disputed this claim and considering legal options to provide the transfer the equipment to anotheradministrator. The disputed fees include charges for consulting fees that are being challenged since the network is not in service.  Removing the consulting fees included in the $58,732 and the consulting fees paid with the acquisition of the equipment, the Company has a credit balance of approximately $4,000.

Syptec filed a claim on March 17, 2009 for collection of the $58,732.  The claim was not received until April 26, 2009.  The Company has filed a counterclaim stating that the fees are not due and to request return of all equipment that was under the control of the administrator.  No action has resulted in this case and case is still pending.  It is our understanding that the claimant is having financial difficulties which may cause delays in the proceedings.

The Company believes that sufficient reserves are included in the financial statements for exposures for this case

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2010, other than those for which the majority of shares entitled to vote upon were approved as set forth in the Pre 14C Information Statement, filed on August 25, 2008, approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to the authorization of the reverse stock split.  The Company received correspondence from the Securities and Exchange Commission that required the Company to hold off on any further actions related to the reverse stock split until a no further comment letter was received from the SEC regarding the Pre 14C filed on August 25, 2008.  The no further comment letter was received on January 6, 2009.  Additional shareholder approval was received on April 22, 2009.  A  Definitive 14C was filed on April 24, 2009 regarding the amendments for the reverse stock split.  The reverse stock split was effective on May 19, 2009. Due to the reverse stock split, the Company trading symbol was changed to SECI effective May 19, 2009.

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

The following chart sets out the Open, High, Low, Close, Volume and Adjusted Close Price for the stock for the period from March 31, 2009 until March 31, 2010.  The dates represent the last trading date for the respective month:

Date	Open	High	Low	Close	Volume	Adj. Close
2010-03-31	0.06	0.06	0.05	0.06	124,600	0.06
2010-02-26	0.07	0.14	0.07	0.12	6,614,900	0.12
2010-01-29	0.11	0.11	0.10	0.10	40,000	0.10
2009-12-31	0.18	0.22	0.18	0.19	1,191,300	0.19
2009-11-30	0.08	0.08	0.08	0.08	5,000	0.08
2009-10-30	0.10	0.10	0.10	0.10	0	0.10
2009-09-30	0.12	0.12	0.12	0.12	14,700	0.12
009-08-31	0.11	0.11	0.11	0.11	0	0.11
2009-07-31	0.17	0.17	0.17	0.17	1,700	0.17
2009-06-30	0.25	0.30	0.25	0.27	127,100	0.27
2009-05-29	0.19	0.20	0.15	0.20	10,900	0.20
2009-04-30	0.30a	0.30a	0.30a	0.30a	20,000	0.30a
2009-03-31	0.30a	0.30a	0.30a	0.30a	12,000	0.30a

Note (a):  The Company completed a reverse stock split on May 19, 2009.  The information for March and April 2009 in the above table have been adjusted to reflect the impact of the reverse stock split.

The Company’s transfer agent is OTC Stock Transfer, Inc. of Salt Lake City, Utah.

 ITEM 6.  SELECTED FINANCIAL DATA

   None

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company’s cash balance is insufficient to satisfy the Company’s cash requirements for the next 12 months. Due to issues surrounding Dutro Group, the ability to deliver products to customers has been delayed.   The Company is dependent will need outside funding from the sale of shares or debt financing in order to continue operations beyond that point.  The Company is currently negotiating a line of credit facility that is expected to provide sufficient funding for the next fiscal year.

The Company anticipates that it will acquire additional furniture and computers during the next twelve months.  Any acquisitions would be furniture and computers for new personnel that may be hired and potential costs associated with relocation of corporate offices.

As of June 30, 2010, the Company has 2 employees and no current payroll.  A total of 2 persons (CEO and CFO) work part time for the company and also work for the majority shareholder Sector 10 Holdings, Inc.  Beginning in May, 2009, the CEO and CFO compensation was accrued on the Company books.  No cash compensation was paid during the fiscal year

Two other employees (COO and Director of Business Development had employment agreements that began in April/May 2009.  The employment relationship and underlying employment agreements were either suspended or severed as of December 31, 2009.  They are not considered employees as of the fiscal year ended March 31, 2010.

The Company had anticipated hiring additional employees.  Due to serious issues resulting from the prior manufacturer, the Company has been delayed in their sales and production efforts and as a result have not had the funding to hire the personnel needed to assist in its growth.  The Company is working on different funding approaches that may provide the ability top close several large sales proposals that currently exist.  The Company shall use revenues and additional funding to hire new personnel.  Such hiring may not occur until the 3rd quarter of the fiscal year ended March 31, 2011.  Our independent registered public accounting firm issued a report on their audit of our financial statements for the fiscal year ended March 31, 2010. Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities and has incurred net losses for the fiscal year, and have a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations. The independent registered public accounting firm’s report contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public accounting firm's report and examine our financial statements.

Results of Operations for the year ended March 31, 2010 as compared to the year ended March 31, 2009.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2010

The Company had net initial revenues of $18,500 for the fiscal year ended March 31, 2009 consisting of total sales of $37,000 less customer deposits of $18,500.  The deferred revenue was recognized to account for the product sales that were not shipped by the fiscal year ended March 31, 2009.

Other Income-

The Company had no other income for the fiscal year ended March 31, 2010.

The company had other income of $517,200 for the period ended June 30, 2008.  The income was a result of the difference in the value of the shares provided in the conversion of debt to equity.  No other income was reported during the fiscal year ended March 31, 2009.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2010.

The Cost of Sales associated with the sales for this period was $18,032 which was approximately $1,900 per MRU unit and $10,000 per SRU-M unit plus shipping.  Cost of sales, inventory and other manufacturing costs were determined under an outsourced manufacturing agreement.

General and Administrative Expenses -

General and administrative expenses were $4,315,058 for the fiscal year ended March 31, 2010.  These expenses are made up of financing fees - $1,898,312, distribution fee - $1,144,000, accrued wages - $515,983, professional fees – investor relations – $240,146, R&D expenses of $161,336, other professional fees of $253,993, director fees of $30,000, insurance expense – 24,990 and other expenses of $46,298.

General and administrative expenses were $1,023,058 for the fiscal year ended March 31, 2009.  These expenses are made up of professional fees – investor relations – $556,458, expense allocation from Sector 10 Holdings of $120,000, other professional fees of $99,858, wages of $75,000, R&D expenses of $64,772,  network and computer fees of $58,859, director fees of $15,000 and other expenses of $33,111.

Depreciation Expense –

Depreciation expense was $4,450 for the fiscal year ended March 31, 2010.

Depreciation expense was $4,450 for the fiscal year ended March 31, 2009.

Interest expense

The Company had interest expense of $51,310 for the year ended March 31, 2010.  The Company had interest expense of $22,935 for the year ended March 31, 2009.

Other expense

The Company had other expense of $216,814 for the year ended March 31, 2010.  The expense is entirely attributed to the impairment of the Network Acquisition/Development Asset reflected  as of the fiscal year end March 31, 2010.

The Company had on other expense for the fiscal year ended March 31, 2009.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $70 with a deficit in working capital of $1,391,085 as of March 31, 2010 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $968,520 in total assets for the year ended March 31, 2010. Our total assets are comprised of Cash - $ 70, Inventory – $18,409, Prepaid Assets – 6,770, Net fixed assets - $12,090, and Network acquisition / development costs - $931,181.  The network development and acquisition costs include the development costs transferred by Sector 10 Holdings.

Working capital -

Since the merger on November 20, 2007, we initially have financed the operations exclusively through advances from shareholders and officers. Beginning in May 2008, outside investors have assisted in provided working capital. Total outside capital received is $735,500 as of the fiscal year ended March 31, 2010.

We expect to finance operations through the sale of equity and or debt financing.  Additional capital arrangements have been established in the fiscal year ended March 31, 2011 which has generated funding and the purchase of certain existing notes payable.  We anticipate that sales activity will begin in the fiscal year ended March 31, 2011.  Sales activity is expected to generate sufficient cash flow to fund the ongoing operations of the business. There is no guarantee that we will be successful in arranging financing on acceptable terms or that future sales activity will be sufficient for funding operations.

The Company is currently negotiating a credit facility with various investors that is expected to provide sufficient funding for the next fiscal year.  Various funding transactions are expected to close over the next several months.  Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Liabilities -

Current liabilities as of March 31, 2010 were $1,416,334. The balance was composed of accounts payable and accrued liabilities of $1,143,308, note payable to outside investors of $252,500 and interest and funding advances from Sector 10 Holdings and Peric DeAvila of $20,526.    Accounts payable includes an adjustment for accrued legal fees of $94,416 which was made to reconcile an amount per the confirmation received from the respective law firm to what was reflected on the books. The Company disagrees with the amount reflected on the confirmation and believes that the differences are attributed to related companies.  An analysis will be conducted with the firm to reconcile the amount reflected in the firm’s records.  This analysis will not be completed until the fiscal year ended March 31, 2011.

Current and total liabilities as of March 31, 2009 were $908,406. The balance was composed of accounts payable and accrued liabilities of $400,152, Note payable to outside investors of $451,000, deferred revenue of $18,500 and interest and funding advances from Sector 10 Holdings and Peric DeAvila of $38,754.

Long term liabilities as of March 31, 2010 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.  The Notes Payable to Vicki Davis Living Trust and William Dutro were finalized in June 2009 and resulted from funding received through the fiscal year ended March 31, 2009.  No loan agreement was in place at the end of the prior fiscal year.  Dutro Company represents a settlement of all prior R&D expenses which was agreed in August 2009.
There were no long term liabilities as of March 31, 2009

Total liabilities as of March 1, 2010 were $1,899,334.  Total liabilities as of March 31, 2009 were $908,406.

Cash flows -

	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2010	2009
Net cash provided by / (used in)
Operating activities	$(48,218)	$(64,832)
Investing activities	-	(147,995)
Financing activities	13,272	247,843

Increase/(decrease) in cash and cash equivalents	$(34,946)	$35,016

Years ended March 31, 2010 and 2009
Cash and cash equivalents	$70	$35,016

Operating Activities -

Cash used in operations for the year ended March 31, 2010 was $48,218.  This included a loss from operation of $4,587,632, stock issued for services of $3,180,841, loss due to impairment of $216,814, change in accounts receivable of $2,000, change in prepaid expenses of $6,770, change in deposits of $10,000, net change in accounts payable and accrued liabilities of $1,137,039, change in deferred revenue of $18,500 and an adjustment for non cash depreciation expense of $4,450.

Cash used in operations for the year ended March 31, 2009 was $64,832.  This included a loss from operation of $532,775, stock issued for services of $546,708, adjustment for non-cash gain in restructuring of $517,200, change in accounts receivable of $2,000, change in inventory of $18,409, a change in deposits of $10,000, a net change in accounts payable and accrued liabilities of $445,894, change in deferred revenue of $18,500 and an adjustment for non cash depreciation expense of $4,450.

Investing Activities -

There was no cash used in Investing Activities for the year ended March 31, 2010.

Investing Activities include current year additions to the Network Acquisition / Development Costs of $147,995 for the year ended March 31, 2009.

Financing Activities -

Cash provided in financing activities for the year ended March 31, 2010 was $13,272.  This was comprised of note payable from outside investors of $31,500, net advances from related parties including Sector 10 Holdings / Peric DeAvila of $18,228.

Cash provided in financing activities for the year ended March 31, 2009 was $247,843.  This was comprised of note payable from outside investors of $451,000, net advances from related parties including Sector 10 Holdings / Peric DeAvila of $202,465 and a net bank overdraft reversal of $692.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2010.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Dependence upon Suppliers and Other Third Parties: The Company relies on outsourced manufacturers for the production of all Sector 10 products.  Dutro Company was the exclusive outsourced manufacturer through September 30, 2009 under a manufacturing agreement.  The agreement was terminated and the Company claims that Dutro breached the agreement and damaged the Company’s business.  New outsourced manufacturers have been identified and nonexclusive manufacturing agreements are under negotiation with multiple manufacturing concerns   for the production of all Sector 10 products.  Much of the consumable medical supplies included in the MRUs are obtained from a limited number of distributors.  Although alternative sources of supply may be available, the Company would likely experience operational disruptions if it were unable to obtain its products or related supplies from existing suppliers.  Furthermore, the Company might incur significant unanticipated costs in engaging new suppliers.  Because production of Sector 10 products requires specialized equipment, the Company would likely experience delay in switching to an alternative manufacturer.

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

Our directors, officers, and 5% stockholders and their affiliates control in excess of 50% of our outstanding shares of common stock.  There are anti-dilution provisions in agreements that are expected to provide this group to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

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

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Sector 10, Inc.
(A Development Stage Company)
Bluffdale, Utah

We have audited the accompanying consolidated balance sheets of Sector 10, Inc. (A Development Stage Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years ended March 31, 2010 and 2009 and from inception of the development stage on September 16, 2002 through March 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sector 10, Inc. as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended March 31, 2010 and 2009 and from inception of the development stage on September 16, 2002 through March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of Sector 10, Inc.’s internal control over financial reporting as of March 31, 2010 and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has a working capital deficit.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 12.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
July 21, 2010

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
For the Years Ended March 31, 2010 and 2009
	March 31, 2010	March 31, 2009
ASSETS

Current assets:
Cash	$70	$35,016
Accounts receivable	-	2,000
Inventory, net	18,409	18,409
Prepaid assets	6,770	37,291
Total current assets	25,249	92,716

Fixed Assets:
Furniture	9,182	9,182
Computers	13,068	13,068
Total fixed asset cost	22,250	22,250
Less: accumulated depreciation	(10,160)	(5,710)
Net fixed assets	12,090	16,540
Other assets:
Deposits	-	10,000
Network acquisition/development costs	931,181	1,147,995
Total other assets	931,181	1,157,995
Total assets	$968,520	$1,267,251

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
For the Years Ended March 31, 2010 and 2009
	March 31, 2010	March 31, 2009
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,143,308	$400,152
Deferred revenue	-	18,500
Note payable - short term	252,500	451,000
Note payable – officer / shareholder	20,526	38,754
Total current liabilities	1,416,334	908,406

Long term liabilities:
Note payable	483,000	-
Total long term liabilities	483,000	-
Total liabilities	1,899,334	908,406

Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding
C Common shares - $0.001 par value; 199,000,000 authorized; 42,693,268 and 10,143,530 shares issued and outstanding, respectively	42,693	10,144
Additional paid- in-capital	4,274,432	1,009,008
Deficit accumulated during the development stage	(5,247,939)	(660,307)
Total shareholders' equity (deficit)	(930,814)	358,845
Total liabilities and shareholders' equity	$968,520	$1,267,251

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2010 and 2009 and for the Period From Inception,
September 16, 2002 to March 31, 2010

	Years Ended		Inception to
	March 31,	March 31,	March 31,
	2010	2009	2010
Sales
Cost of Sales	$-	$18,500	$18,500
Gross Profit	-	(18,032)	(18,032)
	-	468	468
Expenses:
General and administrative	4,153,722	958,286	5,234,465
Depreciation	4,450	4,450	10,160
Research & development	161,336	64,772	226,108
Total expenses	4,319,508	1,027,508	5,470,733
Income (loss) from operations	(4,319,508)	(1,027,040)	(5,470,265)
Interest expense	(51,310)	(22,935)	(78,060)
Other income: debt restructuring	-	517,200	517,200
Other expense: impairment loss	(216,814)	-	(216,814)
Net Income (loss) before income taxes	(4,587,632)	(532,775)	(5,247,939)
Provision for income taxes	-	-	-
Net Income (loss) after income taxes	$(4,587,632)	$(532,775)	$(5,247,939)

Weighted Average Shares Outstanding – basic and diluted	22,272,414	9,246,849
Basic and diluted income (loss) per share
Continuing Operations	$(0.20)	$(0.06)

Net Income (Loss)	$(0.20)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from September 16, 2002 (inception) through March 31, 2010

Deficit
Accumulated
			Additional	During the
	Common stock (1)		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance at Inception, September 16, 2002	-	$-	$-	$-
Issuance of common stock for cash	4,700,000	4,700	(1,325)	-
Issuance of common stock for services	300,000	300	(89)	-
Net loss from September 16, 2002 to December 31, 2002		-	-	(3,586)
Balance at December 31, 2002	5,000,000	5,000	(1,414)	(3,586)
Net loss		-	-	-
Balance at December 31, 2003	5,000,000	5,000	(1,414)	(3,586)
Net loss		-	-	-
Balance at December 31, 2004	5,000,000	5,000	(1,414)	(3,586)
Net loss		-	-	-
Balance at December 31, 2005	5,000,000	5,000	(1,414)	(3,586)
Net loss	-	-	-	-
Balance at March 31, 2006	5,000,000	5,000	(1,414)	(3,586)
Net loss	-	-	-	-
Balance at March 31, 2007	5,000,000	5,000	(1,414)	(3,586)
Recapitalization	2,732,030	2,732	(703,166)	-
Net loss	-	-	-	(123,946)
Balance at March 31, 2008	7,732,030	7,732	(704,580)	(127,532)
Issue shares on April 4, 2008 @$1.10 per share for investor relations services	304,000	304	334,096	-
Issue shares on May 8, 2008 @$1.10 per share for debt conversion	120,000	120	131,880	-
Issue shares on May 19, 2008 @$.80 per share for Network Ownership and Development rights transfer	1,250,000	1,250	998,750	-
Issue shares on November 3, 2008 @$.25 per share for investor relations consulting services	50,000	50	12,450	-
Issue shares on December 19, 2008 @$.30 per share for investor relations services	37,500	38	11,212	-
Issue shares on January 5, 2009 @$.40 per share for investor relations services	200,000	200	79,800	-
Issue shares on March 31, 2009 for extinguishment of related party payable at $.30 per share.	450,000	450	134,550	-
Gain on extinguishment of related party payable	-	-	10,850
Net loss	-	-	-	(532,775)
Balance at March 31, 2009	10,143,530	$10,144	$1,009,008	$(660,307)

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the
	Common stock (1)		Paid-In	Development
	Shares	Amount	Capital	Stage
Issue shares on April 8, 2009 @$.30 per share for Director Fees	50,000	50	14,950	-
Issue shares on April 22, 2009 @$.20 per share for Product Design	27,500	28	5,472	-
Issue shares on April 24, 2009 @$.30 per share for investor relations	37,500	37	11,213	-
Issue shares on April 24, 2009 @$.20 per share for investor relations	25,000	25	4,975	-
Issue shares on May 8, 2009 @$.10 per share per employment contract	50,000	50	4,950	-
Issue shares on May 15, 2009 @$.20 per share per employment contract	10,000	10	1,990	-
Issue Shares on May 19, 2009 as a result of reverse stock split	43	-	-	-
Issue shares on July 13, 2009 @$.27 per share per employment contract due at July 1, 2009	50,000	50	13,450	-
Issue shares on July 13, 2009 @$.27 per share per employment contract due at July 1, 2009	10,000	10	2,690	-
Issue shares on September 24, 2009 @$.135 per share for Board of Advisor Fees due on July 14, 2009	25,000	25	3,350	-
Issue shares on September 24, 2009 @$.135 per share for Board of Advisor Fees due on July 14, 2009	25,000	25	3,350	-
Issue shares on September 28, 2009 based on May 1, 2009 authorization @$.10 per share for prior year accrued services and current year board services.	550,000	550	54,450	-
Issue shares on September 28, 2009 based on May 1, 2009 authorization @$.10 per share for prior year accrued services and current year board services.	400,000	400	39,600	-
Issue shares to on September 28, 2009 based on May 1, 2009 authorization @$.10 per share for prior year accrued services and current year board services.	100,000	100	9,900	-
Issue shares on September 28, 2009 @$.11 per share for R&D services	5,000	5	545	-
Issue shares on September 28, 2009 @$.11 per share for short term investment.	15,000	15	1,635	-
Issue shares on September 30, 2009 @$.30 per share to reimburse stock transferred on behalf of Company. Accrued in prior quarter.	250,000	250	77,250	-

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
Deficit
Accumulated
		Additional	During the
Common stock (1)		Paid-In	Development
Shares	Amount	Capital	Stage
Issue shares on September 30, 2009 @$.15 per share to stock transfer for investor relations services.	20,834	21	3,104	-
Issue shares on November 6, 2009 @ $.11 per share regarding reimbursement of shares provided on behalf of Sector 10 Inc.	1,544,000	1,544	168,456	-
Issue shares on November 10, 2009 based on conversion of $1,144,000 of distribution fee in accordance with provisions under Distribution Agreement. Based on agreement, the shares are convertible into shares based on a value computed on November 10, 2009 at $.10067 per share.	11,363,636	11,365	1,132,636	-
Issue shares on November 10, 2009 regarding reimbursement of shares provided under the assignment contract. Shares valued at $.10067 under the conversion computation in the distribution agreement.	13,250,000	13,250	1,320,750	-
Issue shares for agreement to provide financing under assignment transaction. Shares are valued under the conversion provision at $.10067 as of November 10, 2009.	1,325,000	1,325	131,675	-
Issue shares authorized on December 3, 2009 @$.055 per share for consulting services rendered.	7,700	7	416	-
Issue shares authorized on December 3, 2009 @ $.055 per share in accordance with agreement for short term funding.	7,500	7	405	-
Issue shares authorized on December 3, 2009 @ $.055 per share in accordance with agreement for short term funding.	20,000	20	1,080	-
Issue shares on December 9, 2009 @$.15 per share per employment contract due at September 1, 2009.	50,000	50	7,450	-
Issue shares on December 9, 2009 @$.10 per share per employment contract due at November 1, 2009.	50,000	50	4,950	-
Issue shares on December 9, 2009 @$.12 per share per employment contract due at September 1, 2009.	10,000	10	1,190	-
Issue shares authorized on December 17, 2009 @$.093 per share in accordance with agreement for short term funding.	10,000	10	920	-

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

Deficit
Accumulated
		Additional	During the
Common stock (1)		Paid-In	Development
Shares	Amount	Capital	Stage
Issue shares on March 15, 2010 @$.08 per share for conversion of Note Payable plus accrued interest.	1,084,200	1,084	85,652	-
Issue shares on March 15, 2010 @$.08 per share for conversion of Note Payable plus accrued interest.	676,825	676	53,470	-
Issue shares on March 25, 2010 @$.07 per share for investor relations services.	1,500,000	1,500	103,500	-
Net loss for the period.				(4,587,632)
Balance at March 31, 2010	42,693,268	$42,693	$4,274,432	$(5,247,939)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended March 31, 2010 and 2009
and for the Period From Inception,
September 16, 2002, to March 31, 2010

	Years Ended		Inception to
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net Loss	$(4,587,632)	$(532,775)	$(5,247,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	3,180,841	546,708	3,727,549
Depreciation	4,450	4,450	10,160
Gain on debt restructuring	-	(517,200)	(517,200)
Loss due to impairment	216,814	-	216,814
Changes in
Accounts receivable	2,000	(2,000)	-
Prepaid expenses	6,770	-	6,770
Inventory	-	(18,409)	(18,409)
Deposits	10,000	(10,000)	-
Accounts payable and accrued liabilities	1,137,039	445,894	1,617,805
Deferred revenue	(18,500)	18,500	-
Net cash used in operating activities	(48,218)	(64,832)	(204,450)

Cash Flows from Investing Activities:
Fixed asset purchases	-	-	(22,250)
Network acquisition / development costs	-	(147,995)	(147,995)
Net cash used in investing activities	-	(147,995)	(170,245)

Cash Flows from Financing Activities:
Bank overdraft	-	(692)	-
Proceeds from general financing	31,500	451,000	482,500
Proceeds from shareholder /officers	50,242	263,275	933,063
Payments to shareholder/officers	(68,470)	(465,740)	(1,044,384)
Proceeds from issuance of common stock	-	-	3,586
Net cash provided by financing activities	13,272	247,843	374,765

Net increase (decrease) in cash	(34,946)	35,016	70
Beginning of period - continuing operations	35,016	-	-
End of period - continuing operations	$70	$35,016	$70

Cash Paid for interest	$16,175	$-	$16,175
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended March 31, 2010

	Accounts Payable	Accrued Expenses	Note Payable	Note Payable	Common Stock	APIC

Supplemental disclosures:
Noncash investing & financing activities disclosure:
Dutro accrued interest reclassified to A/P	7,510	(7,510)	-	-	-	-
Dutro converted A/P balance into a N/P	(250,000)	-	-	250,000	-	-
John Gargett accrued wages converted into N/P	-	(83,333)	83,333	-	-	-
Patrick Love accrued wages converted into N/P	-	(52,000)	52,000	-	-	-
Lee Allen N/P converted into A/P	18,000	-	-	(18,000)	-	-
L Brown converted A/P Balance into a N/P	(7,500)	-	7,500	-	-	-
Reimbursed expenses converted to N/P	(13,500)	-	13,500	-	-	-
John Gargett convert NP into Common Stock	-	(3,403)	(83,333)	-	1,084	85,652
Patrick Love convert NP into Common Stock	-	(2,147)	(52,000)	-	677	53,470

	$(245,490)	$(148,393)	$21,000	$232,000	$1,761	$139,122

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

Sector 10, Inc. (formerly known as SKRM Interactive, Inc.) was the acquiring company resulting from the combination of Sector 10 Services USA, Inc, a private company, and SKRM Interactive, a Delaware public company.  Sector 10 Services acquired SKRM Interactive through a reverse merger transaction on November 20, 2007.  After the merger transaction, the Company had 7,732,029 shares outstanding (adjusted for reverse stock split).  Purchase accounting adjustments were made to account for the combination of the entities. Immediately after the merger, the company was called SKRM Interactive, Inc. and continued its reporting obligations under that name.  The Company was formally named Sector 10, Inc. on April 15, 2008.  The SKRM year end of March 31 was continued with the new entity.

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

The agreement was modified in August 2008 to provide Sector 10 Holdings the ability to elect to convert a portion of the fee to common shares of the Company.  Sector 10 Holdings converted $1,144,000 of the distribution fee in a financing transaction dated November 10, 2009.  The distribution fee of $1,144,000 was recognized as a paid distribution fee in the fiscal year ended March 31, 2010.

Sector 10 Inc will have rights to acquire other distribution territories.  This includes other areas within the United States, Canada and other international markets.  The agreement sets pricing requirements and establishes minimum performance standards.  Pricing requirements set the price at which the specific Sector 10 Product will be acquired prior to sale by Sector 10, Inc. The pricing will be set by agreement when the products are available for sale.  The pricing requirements will be adjusted to reflect the price available for the fiscal year ended March 31, 2009.  The performance standards are effective when product is available and the sales process has begun.  Minimum performance standards are the minimum sales results that are required to continue the exclusive distribution rights in the specific territory. Due to issues surrounding the former manufacturer, there was no sales activity in the fiscal year March 31, 2010.  The Company has engaged various sales representatives that project more sales activity for the fiscal year ended March 31, 2011. The term for the agreement is 5 years and is renewable with an automatic renewable feature.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.  The Company has no sales and no receivables outstanding for the fiscal year ended March 31, 2010.  Due to the size of the sales and related receivables, no reserve was established for the current fiscal year. In the future, the Company expects to use 3rd party financing lease arrangements for many product sales that will minimize the need for providing credit to customers.

Inventory

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.  Inventory is comprised of finished products that the Company intends to sell to its customers and product demos that are used for presentations to customers.  The demos are also available for sale.  The Company uses an outsourced manufacturer to produce the product.  There was no sales activity and therefore minimal inventory on hand at the fiscal year ended March 31, 2010.    The Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the years ended March 31, 2010 and 2009, the Company had a reserve of $12,491.

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

Notes Payable

Subsequent to the merger transaction on November 20, 2007, and through the fiscal year ended March 31, 2010 the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder).  In addition, the Company shares overhead expenses with Sector 10 Holdings through April 2009.  Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila.   The Company has imputed interest at 8% per annum.

Beginning in May 2008 and continuing through the end of the fiscal year March 31, 2010, the Company received funding from outside individual investors.  The Company is currently negotiating a new funding arrangement which will assist in refinancing the existing debt as well as provide funding for the fiscal year ended March 31, 2011.  All significant future funding is expected to be raised from outside investors.

Contingencies

We account for loss contingencies in accordance with ASC 450 (SFAS No. 5), "Accounting for Contingencies." Accordingly, when management determines that it is probable that an asset has been impaired or a liability has been incurred, we accrue our best estimate of the loss if it can be reasonably estimated. Our legal costs related to litigation are expensed as incurred.

Income Tax

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

Loss Per Share

In accordance with ASC 280 (SFAS No. 128), "Earnings Per Share," we report basic loss per common share, which excludes the effect of potentially dilutive securities, and diluted loss per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive.

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

Revenue Recognition

The Company had no sales activity during the current fiscal year ended March 31, 2010.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

The reporting period for the new entity continued with a March 31 fiscal year end.  The name of the company was formally changed to Sector 10, Inc. on April 15, 2008.

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

There were no sales in the fiscal year ended March 31, 2010.  Due to problems with the manufacturer during the current fiscal year, there was no production of new inventory during the year.  Therefore, total inventory remains at $18,409 for the fiscal year ended March 31, 2010.  Inventory is used as demonstration equipment but is available for sale.  The Company is working in rebuilding specifications with new manufacturers in order to be able to produce product when the current contracts under negotiation will require product delivery.  Since the expectation for product is in the 3rd or 4th quarter of the fiscal year ended March 31, 2011, the Company has sufficient time to get other manufacturer in line for their production needs.  A new manufacturing agreement is expected to be finalized in the 2nd quarter of the fiscal year ending March 31, 2011.

As sales and related production activity increases the Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the period ended March 31, 2010, the Company has a reserve of $12,491.

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

The Company has experienced significant difficulty with the reliance on outside resources.  The administrator of the network has taken over the hardware and systems software (not PLX-3D software). The hardware was originally located at several locations throughout the US.   Due to problems with the prior administrator, the hardware is not controlled by the Company and the Company is not sure whether the equipment has been or otherwise transferred by the administrator in an unauthorized transaction.   The equipment was originally placed in multiple locations.  It was originally purchased in February and May 2008.  Although our agreement stated that the equipment was exclusively for Sector 10, we have learned that the administrator has used the equipment with other clients and may have sold pieces of the equipment.  Since the equipment it is over two years old and the equipment is not under the control of the Company, it is unlikely that the equipment will be returned in useable condition and will need to be replaced.

The cost included in the network asset attributed to these costs is $166,814.    The full equipment does not need to be replaced to implement the pending sales that are expected to be closed during the fiscal year ended March 31, 2011.  The Company has contacted other administrators that will provide co-location services for $100 per month per location.  This approach will be used to prevent the outlay of costs unless and until it is determined that such expenditures shall be needed.  It is unlikely that such expenditure will be needed in the short run of the next 1-2 years.   Therefore the costs associated with the hardware may not need to be replaced at least for the next few years.
Although the full cost of the missing equipment may not need to be replaced, the equipment is no longer available and an adjustment should be made to the Network Asset in an amount equal to the cost of the missing equipment.

Part of the litigation with the Dutro Group involves the $50,000 payment for Software development services from Reality Engineering.  The $50,000 fee from Reality was agreed prior to services.  The $50,000 fee was included as part of the Network Asset.  Reality Engineering withheld any useable product from their services until the Company would agree to pay approximately $168,000.  This excess fee was rejected.  No settlement of the difference was resolved and the Company notified Reality Engineering in October 2009 that the services were rejected and that the fee was not going to be paid.  Since the fee was not paid and no enhancements were received for the PLX-3D system, it appears proper to adjust the Network Asset to remove this amount.

Based on the loss of the Syptec computer equipment and the failure to receive any benefit from the Reality Engineering project, the Company has adjusted the Network Asset to reduce the balance from $1,147,995 to $931,181.  The adjustment of $216,814 (composed of $166,814 computers and $50,000 Reality Fee) was treated as a loss due to impairment.

The net Network Asset remaining of $931,181 represents the net transfer costs from the original transfer from Sector 10 Holdings to Sector 10 Inc. in May 2009.  The Company believes that future revenues will generate sufficient revenues and net cash flows to recover the remaining Network Asset and thereby prevent any further adjustments to the Network Asset.

The fact that the asset is recorded at transfer cost rather than fair market value is critical in determining the impairment.  Since it is Management’s opinion that the network asset is recoverable and that the $931,181 cost reflected on the books is less than the estimated fair market value, it is Management’s opinion that no further adjustment for impairment is needed for the Network for the year ended March 31, 2010.

Note 6 – Deferred Expense

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

Under a conversion election, it is likely that shares will be issued in return for the entire future distribution fee (up to $5 million) regardless of whether the fee was earned based on sales generated by the Company.  Prior to sufficient revenue generation, any distribution fee paid by way of a common stock conversion will be recorded as a deferred expense.  The deferred expense associated with the distribution fee was moved from an asset to an expense account at March 31, 2010.

Sector 10 Holdings, Inc. has elected to convert $1,144,000 of the fee under the conversion option.  The conversion was effected on November 10, 2009.  Total stock of 11,363,636 was issued as a result of this conversion.  The conversion price was computed at $.10067 per share which was based on the 10 day average immediately before the conversion was effected.

Based on the conversion, the Company offset $1,144,000 of the $5 million total distribution fee due under the Distribution Agreement.  Since the Company has not generated a minimum of $100,000 in sales, the Company has treated the $1,144,000 amount paid by way of the conversion as a deferred expense.  The deferred expense associated with the distribution fee was moved from an asset to an expense account at March 31, 2010.

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

Holdings has elected to convert $1,144,000 of the Distribution Fee to additional common shares of the Company to be used for the benefit of funding the Company.   Holdings was entitled to be reimbursed 11,363,636 shares as a result of this issuance.  Holdings assigned previous held free trading shares to Mariennie & Associates on November 10, 2009.  The assigned shares have been issued and distributed to the assignees as agreed in the agreement.  Under Holdings’ assignment contract, Mariennie & Associates shall provide Holdings with funding.  Holdings Board has agreed to allocate a portion of the funding received in this transaction to the Company which was estimated to be approximately $300,000 to $400,000. The deferred expense was adjusted to recognize the finance fee paid to Holdings in stock.  An adjustment was made to recognize additional finance fees of $1,144,000 for stock that was provided to Sector 10 Holdings as part of the anti- dilution provisions.  As of March 31, 2010, there was no balance in deferred expense.

The transaction between Sector 10 Holdings and Mariennie and Associates did not proceed in accordance with the agreement between the parties. No funding was received from this transaction by March 31, 2010 and it is unlikely that funds will be received in future.  Sector 10 Holdings will actively pursue the return of all shares provided in the transaction and/or completion of the agreement as agreed.  Holdings may be required to pursue legal action in order to complete the transaction as agreed.

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

The agreements were terminated in February 2010 with no funding received.  Sector 10 Holdings is reviewing its options to recover any proceeds paid to the funding source.  Since the contract has closed, the deferred expenses were adjusted to recognize the $1,144,000 distribution fee paid to Holdings.

Note 7 – DEPOSIT

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

Note 8 – DEBT CONVERSION

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

Note 9 – NOTES PAYABLE

Related Parties - Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). This continued in the fiscal year ended March 31, 2009.  Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila.  Interest is charged on the account at a rate of 8% per annum.  Total interest accrued during the fiscal year ended March 31, 2010 on the accounts is $1,226 which is comprised of Pericles DeAvila - $530 and Sector 10 Holdings - $696.

Johnson Financing

On May 11, 2008, Sector 10, Inc. (“Sector 10”) entered into an agreement with Edward Johnson (“Johnson”) to provide short term financing to provide assistance with the development and expansion of the business of Sector 10.
The loan will be for term of 9 months with 1 automatic extension of 6 months allowed if so requested by Sector 10.  The 6 month loan extension was requested by Sector 10 on February 5, 2009.  Interest on the loan is fixed at rate equal to prime plus 1 (As published in the Wall Street Journal as of the effective date of this agreement).   The effective prime rate as of May 11, 2008 was 5%.  The rate under the agreement is 6%.  The investor has proposed that the interest on the loan is 6.5%.  We have accrued the total loan at 6.5% for book purposes.  Total interest accrued at March 31, 2010 is $24,497 of which $13,000 was accrued during the fiscal year ended March 31, 2010.

A loan extension until August 11, 2009 was requested on February 5, 2009 but is now in default.  The Company is currently negotiating financing with another investor group.  The new financing will be used in part to repay the extended loan plus interest.  The investor notified the Company on May 23, 2009 that the loan was due on June 11, 2009.  We did not close on financing prior to June 11th and the loan will continue until financing is received and the loan is paid.    Financing has not yet been secured as of the reporting date and the principal payment was not be made on the due date of August 11th.  The Company will work with the investor to work out an agreed payment arrangement.  Upon the receipt of financing, the Company intends on making payments under this arrangement until all principal and accrued interest is paid in full.  The Company has maintained contact with the Investor and is expecting sufficient funding in the 4th Quarter of the fiscal year ended March 31, 2010 to pay off the principal and all accrued interest.

An investor has been secured that has structured transactions to acquire the Ed Johnson note in installments in exchange for Company common shares.   The agreed amount to payoff is $226,615.  This payoff is valid through July 31, 2010.  Total payments made or arranged through July 14, 2010 amounted to $182,500.   As of July 14, 2010, the unpaid balance to Ed Johnson is $44,115.  The Company expects the full balance to be paid on or before July 31, 2010.

Dutro Financing:

Dutro Company was the Company’s outsourced manufacturing resource. The owners of Dutro Company include Vicki Davis and William Dutro.  Lee Allen is the nephew of William Dutro.  Vicki Davis, William Dutro and Lee Allen as individuals (referred to as “Dutro Group”) have made funds available to the Company to assist in financing.  All funding has been provided by the individuals from the Dutro Group and Dutro Company has not provided any funding. The funds from Vicki Davis were received from the Vicki K. Davis, Living Trust TDT 5/19/95.

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

At March 31, 2009, the Company and the Dutro Group individuals did not have a signed document for the loan proceeds.  The books were recorded to reflect the principal amounts as transferred to the Company on January 2, 2009.  From January 2, 2009 through March 31, 2009, total proceeds of $153,000 were received.  All of these proceeds were received from the Vicki K. Davis, Living Trust TDT May 19, 1995.  Interest has been accrued on all proceeds from January 2, 2009 or the actual date received (if later) through December 31, 2009 at an annual rate of 7.5%.

On June 10, 2009, the Company signed a loan document with the Vicki K. Davis, Living Trust TDT May 19, 1995 to cover the $168,000 principal loaned to the company.  The loan term expires on May 31, 2014.  The interest rate under the agreement is computed at an annual rate of 7.5%.  An agreement with the same terms was signed on June 24, 2009 by William Dutro for his respective $65,000 loan amount.  Mr. Allen has rejected the loan agreement and the loan was transferred to general accounts payable where it will be paid as funds become available.  No further interest is being accrued on the amount due Mr. Allen.  The amount due Mr. Allen is reflected in the accounts payable balance at the fiscal year ended March 31, 2010.

In addition to the loan agreements for the above individuals, the Dutro Company and Reality Engineering (Managed by Lee Allen and a related party to Dutro Company) have discussed the issue of getting reimbursed for research and development fees associated with their work on Sector 10 products.  Dutro Company had presented old invoices totaling $264,872 plus additional future amounts of $162,415 for a total of $427,287.   The Company reached final agreement with Dutro Company on August 6, 2009 to settle any past differences regarding research and development costs and all past production costs.  The Company agreed to pay Dutro Company $250,000.  Included in this is $41,213 of current accounts payable, $48,787 of additional R&D expenses recorded in the period ended September 30, 2009 and $160,000 allocated to research and development allocated in prior periods as follows: a total of $50,000 R&D expense was recorded in the previous fiscal year and an additional $110,000 of R&D expenditures was recorded in the period ended June 30, 2009.  Dutro Company agreed to record the $250,000 in a promissory note agreement under the same terms as agreed to by William Dutro and Vicki Davis.

All Dutro Group promissory notes are treated as long term notes payable.  All notes expire on May 31, 2014. Total interest accrued for the Dutro Group for the fiscal year ended March 31, 2010 is 33,416 of which $30,010 was accrued during the fiscal year ended March 31, 2010.

Interest payments under the Dutro Group promissory note arrangements are due on a quarterly basis beginning with the initial payment was due in January 2010.  Total interest due for payment in January 2010 was $23,685 which is allocated as follows: Vicki Davis - $11,300, William Dutro - $4,875 and Dutro Company - $7,510.  Payments were made to Vicki Davis and William Dutro for the full accrued amount.  No payment was sent to Dutro Company in January.  The promissory note required Dutro Company to return all materials to the Company upon request by the Company.  The Company has made multiple requests for property still held at the Dutro Company facility.  This includes various raw materials, supplies, molds, detail plans and specifications and other items. A letter was issued to Dutro Company in January 2010 requesting the return of all of the Company’s property in accordance with the underlying promissory note agreement and manufacturing agreement.  The letter stated that all interest payments under the promissory note would be withheld pending receipt of all requested information.  The Dutro Company interest payment of $7,510 was reclassed from accrued expense to contingency expense included in accounts payable.

Total interest due for payment in April 2010 was $9,056 which is allocated as follows: Vicki Davis - $3,150, William Dutro - $1,219 and Dutro Company - $4,687. Payments were made to Vicki Davis and William Dutro for the full accrued amount in April 2010.  No payment was sent to Dutro Company since Dutro Company did not comply with the request for return of Company property.

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

Reality Engineering has not provided the Company with any useable end product from their services until the higher fee is paid. Based on the refusal to present a useable product and information needed to allow us to perform future modifications, the Company has presented two final options to Mr. Allen for settlement of the fee dispute. The options were presented on September 29, 2009.  Reality Engineering rejected all offers proposed by the Company to settle the difference in fee arrangement and has still never provided the Company with any useable end product from their services.  On October 24, 2009, the Company informed Reality Engineering that they will no longer seek the end product derived from their services since no agreement could be reached on the fees.  Accordingly, no fees will be paid to Reality as a result of their final rejection.

Employee Group

John Gargett signed an employment agreement on April 24, 2009.  Patrick Love signed an employment agreement dated May 8, 2009.  They have agreed to a loan arrangement for any unpaid amounts due under the employment agreements.  Loan agreements were established in July 2009 to begin accounting for unpaid amounts.  Interest on any outstanding balance is accrued at an annual rate of 8%.  The maturity term is May 14, 2014.  However, the funds will be paid earlier if funds are available in the Company.  It is not intended to be a long term program. Both Gargett and Love agreed to stop the accrual of any wages as of December 31, 2009.  No further accruals were made after that date.  In addition, both Gargett and Love elected on March 15, 2010 to convert the total balance due to common shares of the Company as follows.

Gargett entered into a Suspension and Conversion Agreement dated March 15, 2010 whereby his employment was suspended as of December 31, 2009 and he converted his entire balance plus accrued interest to common shares of the Company.  The conversion price was agreed to at $.08 per share.  At the date of conversion, Gargett had a total conversion balance of $86,736 which consisted of principal - $83,333 plus interest accrued thru March 15, 2010 - $3,403.  Total shares issued under conversion were 1,084,200 common shares of the Company.

Love entered into a Severance and Conversion Agreement dated March 15, 2010 whereby his employment was terminated as of December 31, 2009 and he converted his entire balance plus accrued interest to common shares of the Company.  The conversion price was agreed to at $.08 per share.  At the date of conversion, Love had a total conversion balance of $54,146 which consisted of principal - $52,000 plus interest accrued thru March 15, 2010 - $2,146.  Total shares issued under conversion were 676,825 common shares of the Company.

Total interest expense accrued on the employee notes during the fiscal year ended March 31, 2010 was $5,549. As a result of these transactions, there are no balances in employee notes for notes payable or accrued interest as of the fiscal year ended March 31, 2010.

Other Notes

In order to generate short term funding, the Company provided individual investors with an opportunity to receive common shares equal to their investment plus a promissory note to return principal within 180 days.  Interest is accrued at an annual rate of 8%.  A conversion option is provided at the end of the term to provide the investor with a right to convert all or a portion of the principal into common shares of the Company. The agreement further provides the issuance of warrants to provide the investor with subsequent opportunities to acquire Company common shares.  The short term funding program was initially offered in September 2009.  A total of $52,500 (including $31,500 cash and $21,000 non-cash benefits) was received under this program under 4 different notes issued on or before December 31, 2009.   The Company has elected to extend the notes until September 30, 2010. Total interest accrued for the fiscal year ended March 31, 2010 was $1,525.

A term sheet was signed with Calm Seas, LLC on March 12, 2010 to provide bridge funding of $200,000 plus use best efforts to raise up to an additional $2 Million.  No funds were received on or before March 31, 2010 and no liability is recorded for the period March 31, 2010.  Under the terms of the agreement, investor relations services were required to be performed during the full term.  The investor relations agreement with Illuminated Financial Corp, a related party to Calm Seas, was extended on March 25, 2010 to provide services during the Calm Seas Agreement.  For this extension, an additional 1,500,000 common shares were issued to Illuminated to cover the extension and other terms set forth in the original agreement dated January 7, 2009.  Subsequent to March 31, 2010, only $10,000 funding has been received from Calm Seas through July 14, 2010.

Summary of Interest and Notes Payable

Interest expense	March 31, 2010	March 31, 2009

Sector 10 Holdings, Inc. – Shareholder	$696	$7,398
Pericles DeAvila – Officer	530	634
Total related party interest expense	1,226	8,032
Interest – Johnson	13,000	11,497
Interest – Dutro Group	30,010	3,406
Interest - Employee Group	5,549	-
Interest – Other Notes	1,525	-
Total interest expense	$51,310	$22,935

Note Payable Balance	March 31, 2010	March 31, 2009

Sector 10 Holdings, Inc. – Shareholder	$13,737	$27,595
Pericles DeAvila – Officer	6,789	11,159
Total Note Payable – Officer / Shareholder	$20,526	$38,754

Edward Johnson – Johnson Financing	$200,000	$200,000
Vicki Davis - Dutro Group	-	168,000
William Dutro – Dutro Group	-	65,000
Lee Allen – Dutro Group	-	18,000
Patrick Madison – Other Notes	15,000	-
Lionel Brown – Other Notes	7,500	-
Patricia Fielding – Other Notes	20,000	-
Mark Madison – Other Notes	10,000	-
Total Note Payable – short term	$252,500	$451,000

Vicki Davis - Dutro Group	$168,000	$-
William Dutro – Dutro Group	65,000	-
Dutro Company – Dutro Group	250,000	-
Total Note Payable – long term	$483,000	$-

Total Notes Payable	$756,026	$489,754

Debt Maturity Schedule

As of March 31, 2010, the annual maturities for notes payable is scheduled as follows:

Fiscal Year	Amount

March 31, 2011	$273,026
March 31, 2012	$0
March 31, 2013	$0
March 31, 2014	$0
March 31, 2015	$483,000

Total	$756,026

Note 10 – REVERSE STOCK SPLIT

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

The Company was notified on May 18, 2009 that NASDAQ has received all necessary information to process the reverse split.  The Company was informed that the 1 for 10 reverse split transaction was approved and would be effective at the opening of business on May 19, 2009.  Due to this transaction, the trading symbol for the Company has been changed.  The new symbol is SECI.  The former symbol was SECT.  The new symbol took effect on May 19, 2009.

Note 11 – EQUITY

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

During the Quarter ended: June 30, 2009:

In April 2009, John Gargett was added to the Board of Directors and was later hired to be the Company COO.  In accordance with an employment agreement dated April 24, 2009, Mr. Garget received 50,000 shares of Common stock for joining the Board of Directors and received 50,000 shares of stock under the terms of the employment agreement.  The employment agreement provides for Mr. Gargett to receive an additional 150,000 shares of common shares in 50,000 share installments due on July 1, 2009, September 1, 2009 and November 1, 2009.  The shares for July 1, 2009 were requested to be issued by the transfer agent in accordance with this agreement.  The shares for September 1, 2009 and November 1, 2009 were issued in December 2009.

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

In May 2009, Patrick Love was hired as Director of Business Development for the Company.  In accordance with the terms of his employment agreement, he received 10,000 common shares. The employment agreement provides for Mr. Love to receive an additional 40,000 shares of common shares in 10,000 share installments due on July 1, 2009, October 1, 2009, January 1, 2010 and April 1, 2010.  The shares for July 1, 2009 were requested to be issued by the transfer agent in accordance with this agreement.  The shares for October 1, 2009 were issued in December 2009.  The employment agreement was terminated on December 31, 2009, the remaining shares due in January 1, 2010 and April 1, 2010 were not issued due to the termination of the agreement.

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

During the Quarter ended: September 30, 2009:

In July 2009, the Company issued 50,000 shares to John Gargett in accordance with the requirements set forth in his employment agreement.  The shares were required to be issued based on his employment as of July 1, 2009.

In July 2009, the Company issued 10,000 shares to Patrick Love in accordance with the requirements set forth in his employment agreement.  The shares were required to be issued based on his employment as of July 1, 2009.

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

In September 2009, issued 15,000 shares to Patrick Madison in connection with short term promissory note agreement dated September 14, 2009

In September 2009, issued a total of 270,834 shares to Sector 10 Holdings for reimbursement for shares provided to Illuminated Financial Services and Moody Capital on behalf of the Company.

During the Quarter ended: December 31, 2009:

In November 2009, the Company issued 1,554,000 shares to Sector 10 Holdings , Inc. in accordance with anti dilution provision for transaction closed on or before November 1, 2009.

In November 2009, the Company issued 11,363,636 shares to Mariennie & Associates and assignees.  The issue was based on conversion of $1,144,000 of distribution fee in accordance with provisions under Distribution Agreement between Sector 10 Holdings, Inc. and Sector 10, Inc.

In November 2009, the Company issued shares 13,250,000 shares to Sector 10 Holdings, Inc. in accordance with reimbursement and anti-dilution provisions.

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

In December 2009, the Company issued 50,000 shares to John Gargett in accordance with the requirements set forth in his employment agreement.  The shares were required to be issued based on his employment as of September 1, 2009.

In December 2009, the Company issued 50,000 shares to John Gargett in accordance with the requirements set forth in his employment agreement.  The shares were required to be issued based on his employment as of November 1, 2009.

In December 2009, the Company issued 10,000 shares to Patrick Love in accordance with the requirements set forth in his employment agreement.  The shares were required to be issued based on his employment as of October 1, 2009.

In December 2009, the Company issued 10,000 shares to Mark Madison for short term funding based on promissory note dated December 17, 2009.

During the Quarter ended: March 31, 2010:

In March 2010, the Company issued 1,084,200 shares to John Gargett in connection with the Suspension and Conversion Agreements whereby Gargett elected to convert all principal and accrued interest outstanding on employee note.  The conversion price was $.08 per share and the total amount converted was $83,736.

In March 2010, the Company issued 676,825 shares to Patrick Love in connection with the Severance and Conversion Agreements whereby Love elected to convert all principal and accrued interest outstanding on employee note.  The conversion price was $.08 per share and the total amount converted was $54,146.

In March 2010, issued 1,500,000 shares to Illuminated Financial Corp for extension of the Investor Relations Management Agreement with the Company and for reimbursement of additional shares required due to the reverse split that occurred in May 2009.  Shares were valued at $.07 per share

Note 12 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the fiscal year ended March 31, 2010. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management has several contracts under review and three large transactions under negotiation as of March 31, 2010.  The finalization and implementation of these contracts has been significantly delayed due to serious issues encountered with the former manufacturer which are now in litigation.   A claim was recently filed against the former manufacturer that has claims for significant damages.

Management is working with these contracts and in arranging new manufactures for its products.  The Company expects to have agreements finalized during the fiscal year ended March 31, 2011.  The contracts involve obtaining funding from government agencies.  These discussions have been negotiated and are now ready to proceed with the final approval process.  Revenues under these contracts will be significant and should provide sufficient capital to move the Company forward as a going concern.

Revenues are expected to be generated initially in the fiscal year ended March 31, 2011 with significant increases expected in the fiscal year ended March 31, 2012 as the contracts mature.   As the contracts are solidified, the Company will be able to obtain more sources of financing.  Accordingly, Management intends to seek additional capital through equity and/or debt financing to assist the Company until profitable operations can be achieved. There can be no assurance that such increase in revenues will be generated or that financed funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 13 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE AND WARRANTS

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

SKRM analyzed the convertible notes and the warrants for derivative financial instruments, in accordance with ASC 815 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities  and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. It was determined that the convertible notes and the warrants were treated as derivatives for financial reporting purposes.  Accordingly, the derivatives were reported in SKRM reports filed prior to the merger in November 2007.

In November 2007, a repurchase agreement was entered into with the investors.  The convertible note was retired and the exercise price for the warrants was fixed at $1.75.  As part of the repurchase agreement, the investors were provided a one-time adjustment should the stock price subsequent to the repurchase agreement be reduced below specified levels.  The investors have made inquiries regarding multiple payments under this provision.  The Company last informed them on February 27, 2009 that one payment is the most that is required under this provision.  No further communication or request has been received from the investors regarding this matter as of the filing of this report.

Due to these changes, the warrants were no longer treated as derivatives under ASC 815 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities or EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

Activity for year ended March 31, 2010	Warrants
Outstanding, beginning of year	1,000,000
Granted	-
Exercised	-
Expired or cancelled	-
Outstanding, end of year	1,000,000
Exercisable, end of year	1,000,000
Available for grant, end of year	-

The warrant exercise price is fixed at $17.50 at the fiscal year ended March 31, 2010.  The warrants expire on November 30, 2013.

In May 2009, the Company completed a 1 for 10 reverse stock split.  The warrants are subject to the split.  The above presentation reflects the impact of the reverse stock split.  The outstanding warrants before the reverse stock split were 10,000,000 and the conversion price was $1.75 per share.

Note 14 - INCOME TAX

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2010 and 2009:

	March 31 2010	March 31, 2009
Deferred tax assets:
NOL Carryover	$284,086	$5,294
Related Party Accruals	134,541	3,238
Accrued Expenses	100,316	35,100

Deferred tax liabilities
Depreciation	(2,332)	(191)

Valuation allowance	(516,611)	(43,441)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2009 and 2008 due to the following:

	March 31, 2010	March 31, 2009

Book Income	$(1,789,176)	$(207,782)
Depreciation	523	-
Meals & Entertainment	161	297
Stock for Services	1,228,625	213,372
Related Party Accruals	131,303	-
Accrued Expenses	65,216	-
Impairment Loss	84,557	-
Valuation Allowance	278,791	(5,887)
	$-	$-

At March 31, 2010, the Company had net operating loss carryforwards of approximately $728,400 that may be offset against future taxable income from the year 2010 through 2030.  No tax benefit has been reported in the March 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Financial Accounting Standards Board ("FASB") has issued ASC 740 for Accounting for Income Taxes that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740.

The Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2009 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Note 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

1)	Gage Group Agreement:
The agreement with Gage Group was entered into on February 18, 2010.  The Gage Group is engaged to serve as a consultant and federal lobbyist for the Company.   Gage is assisting in the efforts to obtain federal funds for the purchase of SRU and MRU units as pre-deployed assets for use by local fire and transit authorities.  Gage is working with the Company in structuring up to a $20 million installation in the City of San Francisco.  In addition to the implementation in the City of San Francisco, the Gage Group has worked with the Company in identifying additional locations where the federal programs may be used. Each program is expected to generate upwards of $20 million in gross revenue per location. The process with Gage Group and the City of San Francisco is ongoing and is expected to be ready for funding and implementation in the 3rd or 4th quarter of the fiscal year ending March 31, 2010.  The implementation of this program with San Francisco and other cities will generate significant revenues and provide necessary funding for the growth of the Company.

2)
Attorney Ronald Kaufman was formally engaged by the Company on April 5, 2010 to assist in the preparation, review and filing of Form S-8 issuance of Company options to key officers, directors and consultants.  The S-8 registration statement covers up to 16,000,000 shares of common stock that may be issued pursuant to three types of option awards granted outside of the registrant’s stock option plans (the “2010 Special Stock Option Awards”): (i) option awards granted to certain members of senior management and consultants of the registrant to purchase up to an aggregate of 12,000,000 shares of common stock of which 4,000,000 are exercisable at $0.03 and 4,000,000 are exercisable at $0.06 and 4,000,000 are exercisable at $0.09  (ii) stock grant for 4,000,000 shares.  The registration statement was approved for filing on July 12, 2010.  The Form S-8 was filed on July 14, 2010.

3)	Response to Dutro Company, Reality Engineering et al.
On April 10, 2010, the Company filed a response and counterclaim against claims presented by Dutro Company and Reality Engineering.  The claims are ongoing and have not been resolved on or before July 21, 2010.  The Company filed a comprehensive claim against Dutro Group including various parties on July 8, 2010.

4)
Doty Scott litigation: A settlement conference was held on April 16, 2010 regarding the Doty Scott litigation.  The parties were unable to reach any settlement agreement.  The case is ongoing and not resolved at July 21, 2010. The Court has established procedural deadlines at various dates throughout 2010 and a final date for all motions to be made on or before February 18, 2011.  A mandatory settlement conference is scheduled for October 12, 2010.

5)	Asher Enterprises, Inc – Funding Transactions

The Company entered into a financing transaction with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

After 90 days, each respective note may be converted at anytime to Sector 10, Inc. common shares. The conversion price is determined as the market price multiplied by the applicable percentage.  The market price is defined as the average 3 lowest trading prices during the 10 day trading period ending one day before the conversion notice was sent to the Company via fax (“Conversion Date”). Trading Price means the closing bid price on any day on the over the counter bulletin board.  The applicable percentage shall equal 42%.  The investor shall be limited to convert no more than 4.99% of the issued and outstanding shares at the time of the conversion.  No conversion has been elected as of July 14, 2010.

As part of the transaction, the Company was required to pay legal fees for document preparation.  The funds were withdrawn from the loan proceeds.  In addition, the Company has a financing fee arrangement to pay 10% of the funds raised to the referral source.

The following summarizes the funding received from Asher Enterprises, Inc. through various transactions:

Transaction Date	Total Funding	Legal Fees	Financing Fee	Net funds	Date Received

April 30, 2010	$53,000	$3,000	$5,300	$44,700	May 10, 2010
May 26, 2010	$30,000	$2,500	$2,700	$24,800	June 2, 2010
July 8, 2010	$30,000	$2,500	$2,700	$24,800	July 16, 2010

Total	$113,000	$8,000	$10.700	$94,300

6)	Payment on Ed Johnson Note - Mazuma Funding Corp – various transactions

The Company borrowed $200,000 from Ed Johnson under a note date May 11, 2008.  The note was due and payable in February 2009 and was extended by mutual agreement.  Ed Johnson filed a claim against the Company in February 20010 seeking payment plus accrued interest.  The Company has identified Mazuma Funding Corp as an Investor who has expressed interest in purchasing the Ed Johnson Note in multiple transactions.   In an effort to settle this acclaim and obtain payment, Johnson has agreed to fix the payment of the amount due including interest at $226,615.  This amount is valid if paid in full on or before July 31, 2010.  Any unpaid balance remaining after July 31, 2010 will accrue interest at an annual rate of 8%.  The claim has been stayed in court pending the final payoff under these terms.  Upon final payoff both parties have agreed to provide a release for any further claims against either party regarding the issues surrounding the original $200,000 note.

On June 21, 2010, Mazuma Funding Corp has agreed to purchase the $226,615 amount due on the Ed Johnson Note dated May 11, 2008 through various installment transactions.  A Purchase and Assignment Agreement for each installment portion of the note was (or will be) signed by all parties including Mazuma, Johnson and the Company.  As part of each purchase installment, Mazuma received a convertible note from the Company in the amount of the respective purchase installment.  Mazuma elected to immediately convert the note to common shares of the Company.  The conversion price was agreed at the transaction date.

The following summarizes the Mazuma Funding Corp. Purchase of Ed Johnson Note through various transactions:

Transaction Date	Amount Purchased	Conversion Rate per share	Common Shares issued	Net Balance of Johnson Note

Beginning Balance				$226,615
June 21, 2010	$55,000	.0423	1,300,000	$171,615
June 30, 2010	$40,000	.04	1,000,000	$131,615
July 6, 2010	$45,000	.03	1,500,000	$86,615
July 12, 2010	$42,500	.0325	1,307,692	$44,115

Total	$182,500		5,107,692

7)	Filing Claim against Dutro Company – July 8, 2010

On July 8, 2010, The Company filed a claim against Dutro Company, Reality Engineering and all individuals included in the Dutro Group.  The Company is seeking relief for the significant damages resulting from Dutro Group actions including breach of the Manufacturing Agreement, breach of the promissory note, failure to perform on the Reality Engineering project, loss of patent rights due to Dutro actions, unauthorized use of confidential materials and other claims as they relate to interference with business, financial relational relationships causing delays and serious financial losses to the Company and investors.    The full damages have not been computed or estimated as of July 8, 2010. The Company has engaged attorneys to dispute the claims filed by the Dutro Group and to vigorously seek relief for the damages incurred by Dutro Group actions. The process is ongoing and is not resolved as of July 14, 2010.  He Company will work with the attorneys in quantifying the damages resulting for the Dutro Group actions.  The Company believes that such damages will be significant.

8)	Late Filing

Due to many factors outside the control of the Company, the filing of the Form 10-K was not filed by the extended deadline of July 14, 2010.  The financial statements were prepared on a timely basis but were not able to be reviewed due to issues surrounding the Dutro filings and claims discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Controls have been implemented in the last fiscal year to correct two control weaknesses that were identified in the prior year audit. The Company has adopted the policy to recognize revenue only after shipments have been fully documented by the manufacturer.  The Company will also require additional controls and documentation to be implemented and utilized by the outside manufacturer to enhance the overall controls regarding production costs and inventory reporting.  Due to significant issues relating to the prior manufacturer, no significant production or sales activity occurred during the fiscal year ended March 31, 2010.  The Company will use new manufacturers for future transactions and will be able to test controls relating to revenue recognition, inventory and other critical financial reporting activities when sales and production activities begin.  Such activities are expected to begin by the end of the fiscal year ended March 31, 2011.     The Company anticipates that it will be able to fully test the internal controls relating to financial reporting at that time.

Two key control weaknesses existed at March 31, 2010.  First, certain journal entries were needed to correct the recording made in prior quarters so that the year-end financial statements were properly reflected.  The Company will implement new procedures to provide adequate review of all journal entries to verify that adjustments are properly reflected in the proper period.  Additionally, the financial statement review process was not adequately completed prior to the financial review by the independent auditors.  Due to many factors outside the control of the Company, the filing of the Form 10-K was not filed by the extended deadline of July 14, 2010.  The financial statements were prepared on a timely basis but were not able to be reviewed due to issues surrounding the Dutro filings and claims discussed above.

There have been no other significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2010, our internal control over financial reporting were not effective.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company expects to expand by the end of the next fiscal year as sales activity is expected to increase.  The Company plans the following actions regarding the review and enhancement of internal controls in the fiscal year ended March 31, 2011:
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

Any changes to the internal control procedures are expected to be completed in the fiscal year ended March 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of June 30, 20109, the name, age, and position of each executive officer and director and the term of office of each director of the Company.
Name	Age	Title	Director or Officer Since
Pericles DeAvila	40	President, Chief Executive	November 20, 2007
		Officer and Director
Laurence A. Madison	54	Chief Financial Officer / Secretary / Treasurer	March 24, 2008
		and Director
Alan Rouleau	50	Director	November 20, 2007

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

ITEM 11. EXECUTIVE COMPENSATION

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

Name	Fiscal Year	Compensation
Peric DeAvila	2010		$183,333
Laurence A. Madison	2010		$160,417
Peric DeAvila	2009	$	None
Laurence A. Madison	2009	$	None
Peric DeAvila	2008	$	None
Laurence A. Madison	2008	$	None
Peric DeAvila	2007	$	None

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2010.  The agreement confirmed the verbal agreement for compensation for the fiscal year ended March 31, 2010 and set forth minimum salaries for the remaining fiscal years under the agreement

There was no cash compensation, to any officers in the fiscal year ended March 31, 2010 or for the year ended March 31, 2009.  Compensation was accrued in the fiscal year ended March 31, 2010 but not paid.  The amount accrued was for the period May 2009 through March 31, 2010 and was based on the terms set forth in the employment agreements.

Bonuses and Deferred Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016.  Under the agreement, the parties are entitled to a cash bonus and a stock bonus.  The awards will be reviewed and approved by the Board of Directors within the first 120 days after the end of the applicable fiscal year end.  The minimum bonus under the agreement is 10% of the salary for the year.  The minimum stock bonus for the year computed based on the greater of 15% of compensation or 500,000 common shares.  The Stock Bonus has been fixed at 400,000 shares for the fiscal year ended March 31, 2010

In March 2010, the Board authorized a Stock Incentive Plan for the benefit of employees and others who perform services on behalf of the Company.  No options were issued under the plan as of March 31, 2010.  A Form S-8 Registration statement was filed on July 13, 2010 to authorize the issuance of Company options to key officers, directors and consultants.  The S-8 registration statement covers up to 16,000,000 shares of common stock that may be issued pursuant to three types of option awards granted outside of the registrant’s stock option plans (the “2010 Special Stock Option Awards”): (i) option awards granted to certain members of senior management and consultants of the registrant to purchase up to an aggregate of 12,000,000 shares of common stock of which 4,000,0000 are exercisable at $0.03 and 4,000,000 are exercisable at $0.06 and 4,000,000 are exercisable at $0.09  (ii) stock grant for 4,000,000 shares.  The registration statement was approved for filing on July 12, 2010.  The Form S-8 was filed on July 14, 2010.

No current deferred compensation programs are established as of March 31, 2010.  The Company reserves the right to establish such a plan in the future.

Compensation Pursuant to Plans.

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2010.  The agreement confirmed the verbal agreement for compensation for the fiscal year ended March 31, 2010 and set forth minimum salaries for the remaining fiscal years under the agreement

The minimum base salaries set forth under the plan are as follows:

Fiscal year	Pericles DeAvila, CEO	Laurence A. Madison, CFO

March 31, 2010	$200,000	$175,000
March 31, 2011	$216,000	$198,000
March 31, 2012	$234,000	$216,000
March 31, 2013	$258,000	$240,000
March 31, 2014	$282,000	$264,000
March 31, 2015	$306,000	$288,000
March 31, 2016	$336,000	$318,000

The above reflects the minimum base salary to be paid over the respective periods.  The Board has the authority to increase the base in any of the years set forth above.  If such an increase is approved, the excess over the original minimum base shall be added to increase the minimum base for all remaining years under this agreement. If the agreement is continued beyond the period ended March 31, 2016, the minimum base salary (as adjusted) shall be increased at an annual rate of 10%.

Pension Table

The Company reserves the right to establish a Company retirement plan.  No such plan exists at the March 31, 2010

Other Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016.  Under the agreement, the following other provisions

Welfare, Benefit, Savings and Retirements
In the event that there is no corporate plan available in any given year, the Company agrees to pay all insurance premiums for employee and family coverage for medical, prescription, dental, disability, employee term life, group life, split-dollar life, accidental death and travel accident insurance plans and programs that may need to be obtained on an individual basis.  Employee agrees to minimize any cost to the Company by participating in spousal employee coverage where applicable.  Term life coverage equal to the greater of $2 Million or 10 times compensation shall be funded by the company.  Premiums may be paid directly by Company or reimbursed to employee if paid by employee.

Treatment of Unpaid Wages or Other Compensation. Employee shall have the right to interest at an annual rate of 8% for any salary or other compensation that is earned under the provisions set forth under Section 5 but not paid within 30 days from the date earned or approved.   This provision shall initially apply to any unpaid compensation at the end of the fiscal year ended March 31, 2010 and interest, if any shall be applied beginning in the fiscal year ended March 31, 2011.  Employee may elect to convert any portion of the unpaid balance including interest to common shares of the Company based on written notice to the Company of such election.  The conversion to shares will be computed based on the closing share price at on the date of election by the Employee to convert.

Anti-Dilution.  The Company provides Employee with anti-dilution protection for common shares that are issued to other parties after the effective date and during the term of this agreement.  Under the ant-dilution provision, the Company provides that the Employees direct ownership interest in common shares shall not be decreased as a result of future issuance of common shares.  Should the direct interest be reduced below the interest due to a new issue of shares, the Company shall issue new shares to Employee to make up for any dilution effect.  The direct interest shall include common shares directly owned by Employee and no common shares owned by related parties including family members or common owned corporations or entities.  All shareholders with anti-dilution provisions shall be combined in determining the overall shares to be issued by the Company under the respective anti-dilution provision.

Expenses.  During the Employment Period, the Employee shall be provided a Company Credit Card for all reasonable expenses incurred by the Employee in accordance with the policies, practices and procedures of the Company in effect immediately prior to the Effective Date or as subsequently approved by the Board of Directors.  Approved expenses include expenses incurred in connection with the Employee responsibilities, licensing, fees, dues for professional licenses/associations, continuing education and benefit payments subject to reimbursement.

Employee agrees to seek approval for expenses in excess of $1,000 before committing Company resources.  Employee shall project expenses and submit estimates to the Company for use in internal budgets

Compensation of Directors.

The Company compensates all Directors with the issuance of Company common shares.  A total of 50,000 shares are issued for a year of service as a director.  The shares are generally approved for issue in the 1st quarter of the applicable fiscal year.  As the Company develops and/or new directors are added, the Board may revise the compensation for directors.

Termination of Employment and Change of Control Arrangement

The CEO and CFO have executed employment agreements that provide minimum base salary, bonuses and other benefits.  The agreement continues through the fiscal year ended March 31, 2016.  If a change in control of the Company occurs, the provisions require immediate vesting in all unpaid benefits under the agreement.  The minimum due under such an arrangement for any change in control would be an amount equal to three times the compensation due in the last fiscal year under the agreement.  The amount shall be due and payable the day before any transaction resulting in such change of control.

There are no other compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or change in the person’s responsibilities following a changing in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2010 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 42,693,268 issued and outstanding shares of the Company’s Common Stock and 47,503,268 shares that include issued and outstanding shares plus shares that have been accrued but not issued as of March 31, 2010 (after reflecting the impact of the reverse stock split), and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name of	Amount and Nature	Percentage
Class	Beneficial Owner	of Beneficial Ownership	of Class
OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common	Peric DeAvila	653,900	1.37%
Common	Laurence Madison	475,000	1.00%
Common	Alan Rouleau	122,890	0.26%
Common	Sector 10 Holdings, Inc.	25,865,080	54.42%

All officers and Directors as a Group
(3) Persons (3)
Including officer, directors and 5% shareholder		1,251,790	2.63%
		27,116,870	57.08%

(1)	Anti-dilution agreements were entered into with Sector 10 Holdings, Inc. in November 2009 and officers Peric DeAvila and Laurence Madison in February 2010.

(2)
Based on the shares that were issued in March 2010, the anti-dilution provisions provide for additional shares to be issued.  The shares were accrued as of March 31, 2010 but have not yet been issued.  The accrued but not issued shares that are included in the schedule above include the following:  Peric DeAvila – 103,900; Laurence A Madison – 75,000; Sector 10 Holdings – 4,107,500; Total shares - 4,287,000.   These shares have not been issued as of July 21, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the Year ended March 31, 2008:

The Company issued 50 Million common shares to Sector 10 Holdings as a result of the merger between SKRM Interactive and Sector 10 Services.

Jeffery Martin and related companies transferred 15 Million common shares to Sector 10 Holdings and DeAvila Institute as part of the merger transaction between SKRM Interactive and Sector 10 Services.

Sector 10 Holdings and Peric DeAvila have advanced the Company a net amount of $109,372 for the year ended March 31, 2008.

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

During the Year ended March 31, 2010:

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

In March 2010, accrue the issuance of 4,287,000 shares to Principal shareholders – (4,100,000 shares) and executive officers (187,000 shares) under anti-dilution arrangements to reimburse for shares issued in the 4th quarter of the fiscal year ended March 31, 2011.  The shares were valued at $.06 per share as of March 31, 2010 resulting in a value of $257,220 recorded as accrued liabilities. Shares are unissued at the fiscal year end.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES  -
	2010	2009
Audit Fees	$46,200	$36,400
Audit and Related Fees	-	-
Tax Fees		-
All Other Fees		-

Total	$46,200	$36,400

(1) Audit fees consist of fees billed for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements.

ITEM 15. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Sector 10, Inc

Date: July 21, 2010	By	/s/ Pericles DeAvila
Pericles DeAvila, Principal Executive Officer

Date: July 21, 2010	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pericles DeAvila	Principal Executive Officer, Director	July 21, 2010
Pericles DeAvila

/s/ Laurence A. Madison	Chief Financial Officer, Director	July 21, 2010
Laurence A. Madison