Form 10-Q
period 2010-06-30
SECTOR 10 INC
filed 2010-08-16
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

14553 South 790 West
Bluffdale, Utah 84065
(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code (206) 853-4866

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
Yes ☐ No ☒

As of August 16, 2010 the issuer had 49,243,268 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements	3

	Consolidated Balance Sheets - as of June 30, 2010 (Unaudited) and March 31, 2010 (Audited)	3

	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 and for the period from inception, September 16, 2002 to June 30, 2010	4

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period March 31, 2010 to June 30, 2010	5

	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and 2009 and for the period from inception, September 16, 2002, to June 30, 2010.	6

	Notes to the Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	Signatures	22

Item 1. FINANCIAL STATEMENTS
Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$4,531	$70
Inventory, net	18,409	18,409
Prepaid assets	3,271	6,770
Total current assets	26,211	25,249

Fixed assets:
Furniture	9,182	9,182
Computers	13,068	13,068
Vehicles	19,296	-
Total fixed asset cost	41,546	22,250
Less: accumulated depreciation	(12,165)	(10,160)
Net fixed assets	29,381	12,090

Other assets:
Network acquisition/development costs	931,181	931,181
Total other assets	931,181	931,181

Total assets	$986,773	$968,520

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,371,352	$1,143,308
Note payable - short term	240,255	252,500
Note payable - officer/shareholder	20,431	20,526
Total current liabilities	1,632,038	1,416,334

Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000

Total liabilities	2,115,038	1,899,334

Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 43,993,268 and 42,693,268 shares issued and outstanding, respectively	43,993	42,693
Additional paid-in-capital	4,425,632	4,274,432
Deficit accumulated during development stage	(5,597,890)	(5,247,939)
Total shareholders' equity (deficit)	(1,128,265)	(930,814)

Total liabilities and shareholders' equity (deficit)	$986,773	968,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009 and for the Period From Inception,
September 16, 2002 to June 30, 2010

	Three Months Ended		Inception to
	June 30, 2010	June 30, 2009	June 30, 2010

Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	287,424	301,224	5,521,889
Depreciation	2,005	1,113	12,165
Research and development	-	110,000	226,108
Total expenses	289,429	412,337	5,760,162
Income (loss) from operations	(289,429)	(412,337)	(5,759,694)
Interest expense	(60,522)	(8,359)	(138,582)
Other income: debt restructuring	-	-	517,200
Other expense: impairment loss	-	-	(216,814)
Net income (loss) before income taxes	(349,951)	(420,696)	(5,597,890)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(349,951)	$(420,696)	$(5,597,890)

Weighted Average Shares Outstanding - basic and diluted	42,778,938	10,636,384
Basic and diluted income (loss) per share
Continuing Operations	$(0.01)	$(0.04)

Net Income (Loss)	$(0.01)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage

Balance at March 31, 2010	42,693,268	$42,693	$4,274,432	$(5,247,939)

Issue shares on June 24, 2010 @$0.0423 per share in conversion of $55,000 debt (unaudited)	1,300,000	1,300	53,700	-
Discount on convertible notes (unaudited)	-	-	97,500	-
Net loss for the period (unaudited)	-	-	-	(349,951)

Balance at June 30, 2010	43,993,268	$43,993	$4,425,632	$(5,597,890)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Inception to
	June 30, 2010	June 30, 2009	June 30, 2010
Cash Flows from Operating Activities:
Net Loss	$(349,951)	$(420,696)	$(5,597,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	13,500	91,874	3,741,049
Depreciation	2,005	1,113	12,165
Amortization of debt discount	47,255	-	47,255
Gain on debt restructuring	-	-	(517,200)
Loss due to impairment	-	-	216,814
Changes in:
Accounts receivable	-	-	-
Prepaid expenses	3,499	-	10,269
Inventory	-	-	(18,409)
Deposits	-	10,000	-
Accounts payable and accrued liabilities	198,044	310,060	1,815,849
Deferred revenue	-	-	-
Net cash used in operating activities	(85,648)	(7,649)	(290,098)

Cash Flows from Investing Activities:
Fixed asset purchases	(19,296)	-	(41,546)
Network acquisition / development costs	-	-	(147,995)
Net cash used in investing activities	(19,296)	-	(189,541)

Cash Flows from Financing Activities:
Proceeds from notes payable	134,500	-	617,000
Payments on notes payable	(55,000)	-	(55,000)
Proceeds from shareholder / officers	405	19,974	933,468
Payments to shareholders / officers	(500)	-	(1,044,884)
Cash for exercise of options	30,000	-	30,000
Proceeds from issuance of common stock	-	(47,300)	3,586
Net cash provided by financing activities	109,405	(27,326)	484,170

Net increase (decrease) in cash	4,461	(34,975)	4,531
Beginning of period - continuing operations	70	35,016	-
End of period - continuing operations	$4,531	$41	$4,531

Cash paid for interest	$4,369	$-	$20,544
Cash paid for income taxes	$-	$-	$-

Supplemental disclosures:	Accounts Payable	Accrued Expenses	Note Payable	Note Payable	Common Stock	APIC
Noncash investing & financing activities disclosure:
Mazuma purchase of note payable and conversion to common stock and APIC	$-	$-	$(55,000)	$-	$1,300	$53,700
Total	$-	$-	$(55,000)	$-	$1,300	$53,700

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

Note 2 – INVENTORY

There were no sales in the fiscal year ended June 30, 2010.  Therefore, total inventory remains at $18,409 for the fiscal year ended March 31, 2010.  Inventory is used as demonstration equipment but is available for sale.  The Company is working in rebuilding specifications with new manufacturers in order to be able to produce product when the current contracts under negotiation will require product delivery.  Since the expectation for product is in the 3rd or 4th quarter of the fiscal year ended March 31, 2011, the Company has sufficient time to get other manufacturer in line for their production needs.  A new manufacturing agreement is expected to be finalized in the 2nd quarter of the fiscal year ending March 31, 2011.

As sales and related production activity increases the Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the period ended June 30, 2010, the Company has a reserve of $12,491.

Note 3 – NETWORK ACQUISITION/DEVELOPMENT COSTS

The net Network Asset remaining of $931,181 represents the net transfer costs from the original transfer from Sector 10 Holdings to Sector 10 Inc. in May 2009.  The Company believes that future revenues will generate sufficient revenues and net cash flows to recover the remaining Network Asset and thereby prevent any further adjustments to the Network Asset.

The fact that the asset is recorded at transfer cost rather than fair market value is critical in determining the impairment.  Since it is Management’s opinion that the network asset is recoverable and that the $931,181 cost reflected on the books is less than the estimated fair market value, it is Management’s opinion that no further adjustment for impairment is needed for the Network for the period ended June 30, 2010.

Note 4 – NOTES PAYABLE

Related Parties - Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). This continued in the fiscal year ended March 31, 2009.  Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila.  Interest is charged on the account at a rate of 8% per annum.  Total interest accrued during the three month period ended June 30, 2010 on the accounts is $405 which is comprised of Pericles DeAvila - $137 and Sector 10 Holdings - $268.

Johnson Financing

On May 11, 2008, Sector 10, Inc. (“Sector 10”) entered into an agreement with Edward Johnson (“Johnson”) to provide short term financing to provide assistance with the development and expansion of the business of Sector 10.
The loan will be for term of 9 months with 1 automatic extension of 6 months allowed if so requested by Sector 10.  The 6 month loan extension was requested by Sector 10 on February 5, 2009.  Interest on the loan is fixed at rate equal to prime plus 1 (As published in the Wall Street Journal as of the effective date of this agreement).   The effective prime rate as of May 11, 2008 was 5%.  The rate under the agreement is 6%.  The investor has proposed that the interest on the loan is 6.5%.  We have accrued the total loan at 6.5% for book purposes.  Total interest accrued at June 30, 2010 is $26,147 of which $1,650 was accrued during the three month period ended March 31, 2010.

The loan is in default. An investor has been secured that has structured transactions to acquire the Ed Johnson note in installments in exchange for Company common shares.   The agreed amount to payoff is $226,615.   This payoff is valid through July 31, 2010.  The total amount paid through June 30, 2010 amounted to $55,000.   Total payments made or arranged through July 31, 2010 amounted to $140,000.   As of August 1, 2010, the unpaid balance to Ed Johnson is $86,615 which will accrue interest at an annual rate of 6% until paid in full.  The Company expects the full balance to be paid during the 2nd quarter of the fiscal year ended March 31, 2011.

Dutro Financing:

All Dutro Group promissory notes are treated as long term notes payable.  All notes expire on May 31, 2014. Interest is accrued at an annual rate of 7.5%.  Interest s paid quarterly.  Total interest accrued for the Dutro Group for the period ended June 30, 2010 is 13,739 of which $9,056 was accrued during the three month period ended June 30, 2010.

Total interest due for payment in April 2010 was $9,056 which is allocated as follows: Vicki Davis - $3,150, William Dutro - $1,219 and Dutro Company - $4,687. Payments were made to Vicki Davis and William Dutro for the full accrued amount in April 2010.  No payment was sent to Dutro Company since Dutro Company did not comply with the request for return of Company property.

Other Notes

Individuals – short term
In order to generate short term funding, the Company provided individual investors with an opportunity to receive common shares equal to their investment plus a promissory note to return principal within 180 days.  Interest is accrued at an annual rate of 8%.  A conversion option is provided at the end of the term to provide the investor with a right to convert all or a portion of the principal into common shares of the Company. The agreement further provides the issuance of warrants to provide the investor with subsequent opportunities to acquire Company common shares.  The short term funding program was initially offered in September 2009.  A total of $52,500 (including $31,500 cash and $21,000 non-cash benefits) was received under this program under 4 different notes issued on or before December 31, 2009.   The Company has elected to extend the notes until September 30, 2010. Total interest accrued as of June 30, 2010 was $2,575 of which $1,050 was accrued during the three month period ended June 30, 2010.

Calm Seas Capital, LLC
A term sheet was signed with Calm Seas, LLC on March 12, 2010 to provide bridge funding of $200,000 plus use best efforts to raise up to an additional $2 Million.  No funds were received on or before March 31, 2010 and no liability is recorded for the period March 31, 2010.  Under the terms of the agreement, investor relations services were required to be performed during the full term.  The investor relations agreement with Illuminated Financial Corp, a related party to Calm Seas, was extended on March 25, 2010 to provide services during the Calm Seas Agreement.  For this extension, an additional 1,500,000 common shares were issued to Illuminated to cover the extension and other terms set forth in the original agreement dated January 7, 2009.  On April 28, 2010, $10,000 in funding was received from Calm Seas Capital.  No other funding has been received as of August 10, 2010.  In accordance with the terms of the agreement, interest is accrued at an annual rate of 10% on the amount of funds received. Total interest accrued as of June 30, 2010 was $172 of which $172 was accrued during the three month period ended June 30, 2010.

Asher Enterprises, Inc.

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

The following summarizes the funding received from Asher Enterprises, Inc. through various transactions through the period ended June 30, 2010:

Transaction Date	Total Funding	Legal Fees	Financing Fee	Net funds	Date Received

April 30, 2010	$53,000	$3,000	$5,300	$44,700	May 10, 2010
May 26, 2010	$30,000	$2,500	$2,700	$24,800	June 2, 2010

Total	$83,000	$5,500	$8,000	$69,500

Under each note agreement, section 1.1 provides the right to convert the note into common shares and section 1.2 provides the conversion terms that provide a 42% discount (58% of market) to the market price computed at the date of conversion notice.  The note is for a fixed term of 9 months.  Conversion may occur anytime after 90 days through and including the maturity date at 9 months.  Based on the discount provided, the Company believes that it is likely that the note will be converted on or before the maturity date.

ASC 470-20 requires that issuers of applicable convertible debt shall separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when a beneficial conversion feature is embedded in the convertible debt instrument.  The value of the embedded beneficial conversion feature in the current transaction is the difference between the fair value of the stock price at commitment date and the conversion price in the note.

The books have reflected the notes payable for Asher in the period ended June 30, 2010 in the amount of $83,000.   This does not reflect any adjustment for discounts for a beneficial conversion option.  Under ASC 470-20-25-5, we have computed the intrinsic value of the beneficial conversion feature for each note as follows:

$53,000 Note:

The firm comittment on April 30, 2010 was based on stock prices as of the close on April 29, 2010 when the stock price was $.04.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $39,600 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in May 2010.  Monthly amortization equals $4,422 (39,800/9).  Total amortization in the period ended June 30, 2010 was $8,844 which was reflected as interest expense.

$30,000 Note:

The firm comittment on May 26, 2010 was based on stock prices as of the close on May 25, 2010 when the stock price was $.07.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $21,700 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in June 2010.  Monthly amortization equals $2,411 (21,700/9).  Total amortization in the period ended June 30, 2010 was $2,411 which was reflected as interest expense.

The discount for the two notes was valued at $61,500 ($39,800+$21,700) is accounted for as a discount to the outstanding debt of this note with an equal amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Each note has a life of 9 months.  Total amortization of discount during the period ended June 30, 2010 was $11,255.  The net discount remaining after amortization is $50,245 ($61,500-$11,255).

No election to convert has been received by June 30, 2010.  Total interest accrued (without discount amortization) as of June 30, 2010 was $934 of which $934 was accrued during the three month period ended June 30, 2010.

Mazuma Funding Corp

On June 21, 2010, Mazuma Funding Corp has agreed to purchase all or portions of the amount due on the Ed Johnson Note dated May 11, 2008 through various installment transactions. Johnson has agreed to fix the payment of the amount due including interest at $226,615.  This amount is valid if paid in full on or before July 31, 2010.  Any unpaid balance remaining after July 31, 2010 will accrue interest at an annual rate of 8%. Purchase and Assignment Agreement for each installment portion of the note was (or will be) signed by all parties including Mazuma, Johnson and the Company.  As part of each purchase installment, Mazuma received a convertible note from the Company in the amount of the respective purchase installment.  Mazuma elected to immediately convert the note to common shares of the Company.  The conversion price was agreed at the transaction date.

The following summarizes the Mazuma Funding Corp. Purchase of Ed Johnson Note closed during the period ended June 30, 2010:

Transaction Date	Amount Purchased	Conversion Rate per share	Common Shares issued	Net Balance of Johnson Note

Beginning Balance				$226,615
June 21, 2010	$55,000	.0423	1,300,000	$171,615

The June 21, 2010 transaction was the only transaction that closed during the period ended June 30, 2010.  Under the terms of the agreement, the note received upon the purchase of the applicable portion of the Ed Johnson note was immediately converted to common shares of the Company at the agreed conversion rate.  The note was recorded as converted to capital and no interest is accrued on any portion of the transaction.

ASC 470-20 requires that issuers of applicable convertible debt shall separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when a beneficial conversion feature is embedded in the convertible debt instrument.  The value of the embedded beneficial conversion feature in the current transaction is the difference between the fair value of the stock price at commitment date and the conversion price in the note.  The fair value at the commitment date was $.07 per share.  The authorized conversion rate was $.0423. The difference valued at $36,000 is accounted for as a discount to the outstanding debt of this note with an amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Since the note was converted immediately, the full discount of $36,000 was recognized as interest expense during the period ended June 30, 2010.

Total other notes include information for the individual short term notes, Calm Seas Capital, Asher Enterprises and Mazuma Funding Corp.  Total interest accrued (without regard to discount) as of June 30, 2010 was $3,681 of which $2,156 was accrued during the three month period ended June 30, 2010.  Total interest expense resulting from amortization of discounts on convertible debt was $47,255 composed of Asher Enterprises discount amortization of $11,255 and  Mazuma discount amortization of $36,000.

Summary of Interest and Notes Payable
Interest expense	June 30, 2010	June 30, 2009

Sector 10 Holdings, Inc. – Shareholder	$268	$259
Pericles DeAvila – Officer	137	144
Total related party interest expense	405	403
Interest – Johnson	1,650	3,250
Interest – Dutro Group	9,056	4,706
Interest - Employee Group	-	-
Interest – Other Notes	2,156	-
Total interest expense without amortization of discount	13,267	8,359
Interest – Amortization of Discount on Asher Enterprises, Inc. Note(s)	11,255	-
Interest – Amortization of Discount on Mazuma Funding Note	36,000	-
Total interest expense	$60,522	$8,359

Note Payable Balance	June 30, 2010	March 31, 2010
Sector 10 Holdings, Inc. – Shareholder	$13,505	$13,737
Pericles DeAvila – Officer	6,926	6,789
Total Note Payable – Officer / Shareholder	$20,431	$20,526

Edward Johnson – Johnson Financing	$145,000	$200,000
Patrick Madison – Other Notes	15,000	15,000
Lionel Brown – Other Notes	7,500	7,500
Patricia Fielding – Other Notes	20,000	20,000
Mark Madison – Other Notes	10,000	10,000
Calm Seas Capital, LLC	10,000	-
Asher Enterprises, Inc. – Other Notes	83,000	-
Total Note Payable – short term without discount	290,500	252,500
Net Discount on Convertible Notes (Asher)	(50,245)	-
Total Note Payable – short term	$240,255	$252,500

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$793,931	$756,026

Debt Maturity Schedule

As of June 30, 2010, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2011	$310,931
March 31, 2012	$0
March 31, 2013	$0
March 31, 2014	$0
March 31, 2015	$483,000

Total	$793,931

Note 5 – EQUITY

During the Quarter ended: June 30, 2010:

In June 2010, issued 1,300,000 shares valued at $.0423 per share to Mazuma Funding Corp in connection with the conversion of a $55,000 note obtained from the purchase of a portion of the Ed Johnson note payable.

In May/June 2010 recorded a discount of $61,500 to additional paid-in capital which represents the intrinsic value as determined under ASC 470-20 of the embedded beneficial conversion feature included in the Asher Enterprises convertible notes upon issuance.

In June 2010 recorded a discount of $36,000 to additional paid-in capital which represents the intrinsic value as determined under ASC 470-20 of the embedded beneficial conversion feature included in the Mazuma Funding convertible notes upon issuance.

Note 6 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the three month period ending June 30, 2010. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management has several contracts under review and three large transactions under negotiation as of June 30, 2010.  The finalization and implementation of these contracts has been significantly delayed due to serious issues encountered with the former manufacturer which are now in litigation.   A claim was recently filed against the former manufacturer that has claims for significant damages.

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

Note 7 - INCOME TAX

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

The Company’s financial statements for the three month period ended June 30, 2010 and 2009 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2009 the Company had no accrued interest or penalties related to uncertain tax positions.

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

1)
A Form S-8 Registration statement was filed on July 14, 2010.  The S-8 registration statement covers options to key officers, directors and consultants for up to 16,000,000 shares of common stock that may be issued pursuant to three types of option awards granted outside of the registrant’s stock option plans (the “2010 Special Stock Option Awards”): (i) option awards granted to certain members of senior management and consultants of the registrant to purchase up to an aggregate of 12,000,000 shares of common stock of which 4,000,000 are exercisable at $0.03 and 4,000,000 are exercisable at $0.06 and 4,000,000 are exercisable at $0.09  (ii) stock grant for 4,000,000 shares.

2)	Filing Claim against Dutro Company – July 8, 2010

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

3)	ATT Industry & Mobility Alliance Program

The Company entered into a Sub-Dealer Agreement on August 10, 2010 with the ATT Industry & Mobility Alliance Program.  The program will allow the Company to enhance the distribution of its PLX-3D software and to provide additional revenue sources for distribution of  mobile units under the Company’s implementation of programs with Cities and first responder groups.  The program is expected to be functional by the 3rd or 4th quarter of the fiscal year ended March 31, 2010 when the Company is ready to implement the government funded programs in San Francisco and other cities.

4)	The following summarizes the additional Mazuma Funding Corp. purchases of Ed Johnson Note through various transactions closing subsequent to June 30, 2010:

Transaction Date	Amount Purchased	Conversion Rate per share	Common Shares issued	Net Balance of Johnson Note

Balance @ June 30, 2010				$171,615
Closed July 1, 2010	$40,000	.04	1,000,000	$131,615
Closed July 8, 2010	$45,000	.03	1,500,000	$86,615

Total	$85,500		2,500,000

5)
The following summarizes the additional funding received from Asher Enterprises, Inc. subsequent to June 30, 2010.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%.  No conversion occurred as of August 16, 2010

Transaction Date	Total Funding	Legal Fees	Financing Fee	Net funds	Date Received

July 8, 2010	$30,000	$2,500	$2,700	$24,800	July 16, 2010

6)
An investor relations consulting agreement was entered into with CityVac on July 30, 2010 to perform IR services for the Contract term August 1, 2010 to December 1, 2010.  Included in the proposal is the presentation and showcase the Company at the San Francisco, Toronto and London World Money Shows.  The fee for the IR services including the Money Shows is 1,250,000 restricted common shares.  A total of 750,000 shares are due immediately and the balance of 500,000 shares are held until September 15, 2010.

7)	Common shares were issued subsequent to June 30, 2010 was as follows:

Description	Number of Shares

Issue shares to Mazuma Funding Corp on 7/1/2010	1,000,000
Issue shares to Mazuma Funding Corp on 7/8/2010	1,500,000
Issue shares to Ron Kaufman on 7/13/2010 for exercise of option under Form S-8	1,000,000
Issue shares to Ron Kaufman on 7/13/2010 for compensation of legal services	1,000,000
Issue shares to CitiVac for IR services on 8/1/2010	750,000

Total shares issued	5,250,000

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

Overview

Sector 10, Inc. is redefining the emergency response paradigm from centralized equipment staging to onsite pre-deployed resources to “Bridge the Survival Gap.” Sector 10, Inc. is a systems integration company exclusively representing a unique line of proprietary products and technologies focused on the pre-deployment of emergency response equipment/technology and leveraging other incorporated Asset system such as communication channels and interactive advertising.  Sector 10, Inc. is currently licensed to manufacture and sell all Sector 10 products that were originally developed by Sector 10 Holdings, Inc.  Sector 10 develops and markets emergency and disaster response equipment known as Mobile Response Unit (“MRU”) and Stationary Response Unit (“SRU”). The MRU and SRU provide an emergency communications system utilizing the PLX-3D proprietary systems with on-board life safety resources that are needed in an emergency event. The SRU and MRU were developed to promote the concept of pre-deploying life saving tools and supplies in office buildings, factories, schools, construction sites, airports and transportation facilities.

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

Results of Operations

Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

Revenues -

The Company had no revenues for the three months ended June 30, 2010.

The Company had no revenues for the three months ended June 30, 2009.

Other Income-

The Company had no other income for the three months ended June 30, 2010.

The Company had no other income for the three months ended June 30, 2009.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2010.

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2009.

All expenses for the Company were treated as general and administrative expenses.

General and Administrative Expenses -

General and administrative expenses were $287,424 for the three months ended June 30, 2010. These expenses are made up of financing fees - $112,280, accrued wages – $103,500, professional fees – legal – $53,505,  payroll taxes – 6,700, other professional fees of $6,189 and other expenses of $5,250.

General and administrative expenses were $301,224 for the three months ended June 30, 2009. These expenses are made up of professional fees – investor relations – $131,625, accrued wages – $102,333, director fees – $30,000, other professional fees of $14,401, expense allocation from Sector 10 Holdings of $10,000 and other expenses of $12,865.

Depreciation Expense –

Depreciation expense for the three month period ended June 30, 2010 was $2,005.

Depreciation expense for the three month period ended June 30, 2009 was $1,113.

Research and Development Expenses –

Research and development expense for the three months ended June 30, 2010 was $0.

Research and development expense for the three months ended June 30, 2009 was $110,000.

Interest Expense –

Interest expense for the three month period ended June 30, 2010 was $60,522 of which $47,255 is attributed to amortization of discount on convertible note instruments and $13,267 for interest accrued on notes payable.

Interest expense for the three month period ended June 30, 2009 was $8,359

Liquidity and Capital Resources

As of June 30, 2010, Sector 10 had cash of $4,531.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2011 or for any future period.

Total Assets -

The Company had $986,773 in total assets as of June 30, 2010, comprised of cash - $4,531, Inventory - $18,409, Prepaid Assets – $3,271, Net Fixed Assets - $29.381 and Network Acquisition/Development Costs - $931,181.

Working capital -

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

Total Liabilities -

Current liabilities as of June 30, 2010 were $1,632,038. The balance was composed of accounts payable and accrued liabilities of $1,371,352, note payable to outside investors of $290,500, net discount on convertible debt of ($50,245) and interest and funding advances from Sector 10 Holdings and Peric DeAvila of $20,431.

Long term liabilities as of June 30, 2010 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of June 30, 2010 were $2,061,003.

Cash flows -
	Three Months Ended	Three Months Ended
	June 30,	June 30,
Sources and Uses of Cash	2010	2009
Net cash provided by / (used in)
Operating activities	$(85,648)	$(7,649)
Investing activities	(19,296)	-
Financing activities	109,405	(27,326)

Increase/(decrease) in cash and cash equivalents	$4,461	$(34,975)

Period ended June 30, 2010 and 2009
Cash and cash equivalents	$4,531	$41

Operating Activities -

Cash used in operations for the three months ended June 30, 2010 was ($85,648). Operating activities were affected by net loss – ($349,951), stock for services - $13,500; depreciation expense - $2,005; amortization of debt discount – $47,255, change in prepaid assets - $3,499 and change in accounts payable and accrued liabilities -$198,044.

Cash used in operations for the three months ended June 30, 2009 was ($7,649). Operating activities were affected by net loss – ($420,696), stock for services - $91,874; depreciation expense - $1,113; change in deposits - $10,000 and change in accounts payable and accrued liabilities -$310,060.

Investing Activities –

Cash used from investing activities for the three months ended for June 30, 2010 was ($19,296).  This consisted entirely of cash used in the purchase of a truck used for transporting equipment.

There was no cash used from investing activities for the three months ended June 30, 2009.

Financing Activities -

Cash provided from financing activities for the three months ended June 30, 2010 was $109,405 comprised from net proceeds from notes payable of $134,500, payment on notes payable of ($55,000), cash exercise of options for $30,000 and net payments on shareholder / officer notes of ($95).

Cash provided from financing activities for the three months ended June 30, 2009 was ($27,326) comprised from net payments on shareholder / officer notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company is currently negotiating various contracts that may generate revenues beginning in the 4th quarter for the fiscal year ended March 31, 2011. If the Company is able to execute any such contracts, of which there can be no assurance, the Company intends to new personnel to assist in the development and conduct of the Company’s business operations. The increased compensation and benefits associated with any new hires will impact the net results of the Company.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of June 30, 2010, the Company’s disclosure controls and procedures were effective.

(b)
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 10, 2010, the Company filed a response and counterclaim against claims presented by Dutro Company and Reality Engineering that were originally filed against the Company in February 2010..  The claims are ongoing and have not been resolved on or before August 10, 2010.  The Company filed a comprehensive claim against Dutro Group including various parties on July 8, 2010.

A settlement conference was held on April 16, 2010 regarding the Doty Scott litigation.  The parties were unable to reach any settlement agreement.  The case is ongoing and not resolved as of August 10, 2010. The Court has established procedural deadlines at various dates throughout 2010 and a final date for all motions to be made on or before February 18, 2011.  A mandatory settlement conference is scheduled for October 12, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6. Exhibits

Exhibit No.	Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sector 10, Inc.

August 16, 2010	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

August 16, 2010	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer