Form 10-Q
period 2010-09-30
SECTOR 10 INC
filed 2010-11-15
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

As of November 15, 2010 the issuer had 52,743,268 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and March 31, 2010 (Audited)	3

	Unaudited Consolidated Statements of Operations for the six months ended September 30, 2010 and 2009 and for the period from inception, September 16, 2002 to September 30, 2010	4

	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009.	5

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period March 31, 2010 to September 30, 2010	6

	Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009 and for the period from inception, September 16, 2002, to September 30, 2010.	7

	Notes to the Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

	Signatures	27

Item 1. FINANCIAL STATEMENTS
Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$5	$70
Inventory, net	18,409	18,409
Prepaid assets	15,250	6,770
Total current assets	33,664	25,249

Fixed assets:
Furniture	9,182	9,182
Computers	13,068	13,068
Total fixed asset cost	22,250	22,250
Less: accumulated depreciation	(12,385)	(10,160)
Net fixed assets	9,865	12,090

Other assets:
Network acquisition/development costs	931,181	931,181
Refundable fees	59,000	-
Total other assets	990,181	931,181

Total assets	$1,033,710	$968,520

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,758,448	$1,143,308
Note payable - short term	213,718	252,500
Note payable - officer/shareholder	3,777	20,526
Total current liabilities	1,975,943	1,416,334

Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000

Total liabilities	2,458,943	1,899,334

Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 49,743,268 and 42,693,268 shares issued and outstanding, respectively	49,743	42,693
Additional paid-in-capital	4,759,106	4,274,432
Deficit accumulated during development stage	(6,234,082)	(5,247,939)
Total shareholders' equity (deficit)	(1,425,233)	(930,814)

Total liabilities and shareholders' equity (deficit)	$1,033,710	968,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended September 30, 2010 and 2009 and for the Period From Inception,
September 16, 2002 to September 30, 2010

	Six Months Ended		Inception to
	September 30, 2010	September 30, 2009	September 30, 2010

Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	798,445	722,415	6,032,910
Depreciation	4,082	2,225	14,242
Research and development	-	-	226,108
Total expenses	802,527	724,640	6,273,260
Income (loss) from operations	(802,527)	(724,640)	(6,272,792)
Interest expense	(183,616)	(20,480)	(261,676)
Other income: debt restructuring	-	-	517,200
Other expense: impairment loss	-	-	(216,814)
Net income (loss) before income taxes	(986,143)	(745,120)	(6,234,082)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(986,143)	$(745,120)	$(6,234,082)

Weighted Average Shares Outstanding - basic and diluted	47,020,590	11,216,923
Basic and diluted income (loss) per share
Continuing Operations	$(0.02)	$(0.07)

Net Income (Loss)	$(0.02)	$(0.07)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010 and 2009

	Three Months Ended
	September 30, 2010	September 30, 2009

Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Expenses:
General and administrative	511,021	311,191
Depreciation	2,077	1,112
Research and development	-	-
Total expenses	513,098	312,303
Income (loss) from operations	(513,098)	(312,303)
Interest expense	(123,094)	(12,121)
Other income: debt restructuring	-	-
Other expense: impairment loss	-	-
Net income (loss) before income taxes	(636,192)	(324,424)
Provision for income taxes	-	-
Net income (loss) after income taxes	$(636,192)	$(324,424)

Weighted Average Shares Outstanding - basic and diluted	51,216,094	11,448,789
Basic and diluted income (loss) per share
Continuing Operations	$(0.01)	$(0.03)

Net Income (Loss)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage

Balance at March 31, 2010	42,693,268	$42,693	$4,274,432	$(5,247,939)

Issue shares on June 24, 2010 @$0.0423 per share in conversion of $55,000 debt. (unaudited)	1,300,000	1,300	53,700	-
Issue shares on July 1, 2010 @$0.04 per share in conversion of $40,000 debt. (unaudited)	1,000,000	1,000	39,000	-
Issue shares on July 8, 2010 @$0.03 per share in conversion of $45,000 debt. (unaudited)	1,500,000	1,500	43,500	-
Issue shares on July 13, 2010 @ $.03 per share from Form S-8 filing for option exercise. (unaudited)	1,000,000	1,000	29,000	-
Adjustment to bring option exercise to fair value @ $.07 per share. (unaudited)	-	-	40,000	-
Issue shares on July 13, 2010 @$.07 per share from a Form S-8 filing for legal fees under agreement. (unaudited)	1,000,000	1,000	69,000	-
Issue shares to CityVac on August 1, 2010 @$0.03 per share for investor relations services. (unaudited)	750,000	750	21,750	-
Issue shares to CityVac on September 15, 2010 @$0.01 per share for investor relations services. (unaudited)	500,000	500	4,500	-
Discount on convertible notes (unaudited)	-	-	184,224	-
Net loss for the period (unaudited)	-	-	-	(986,143)

Balance at September 30, 2010	49,743,268	$49,743	$4,759,106	$(6,234,082)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended		Inception to
	September 30, 2010	September 30, 2009	September 30, 2010
Cash Flows from Operating Activities:
Net Loss	$(986,143)	$(745,120)	$(6,234,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	63,250	290,794	3,790,799
Depreciation	4,082	2,225	14,242
Net discount on convertible debt	138,827	-	138,827
Gain on debt restructuring	-	-	(517,200)
Loss due to impairment	-	-	216,814
Changes in:
Accounts receivable	-	2,000	-
Prepaid expenses	6,770	-	13,540
Inventory	-	-	(18,409)
Deposits	-	10,000	-
Accounts payable and accrued liabilities	631,755	374,919	2,249,560
Net cash used in operating activities	(141,459)	(65,182)	(345,909)

Cash Flows from Investing Activities:
Fixed asset purchases	(19,296)	-	(41,546)
Network acquisition / development costs	-	-	(147,995)
Net cash used in investing activities	(19,296)	-	(189,541)

Cash Flows from Financing Activities:
Proceeds from notes payable	130,000	63,786	612,500
Proceeds from shareholder / officers	1,190	31,396	934,253
Payments to shareholders / officers	(500)	(64,220)	(1,044,884)
Proceeds from issuance of common stock	-	-	3,586
Proceeds from option exercise	30,000	-	30,000
Net cash provided by financing activities	160,690	30,962	535,455

Net increase (decrease) in cash	(65)	(34,220)	5
Beginning of period - continuing operations	70	35,016	-
End of period - continuing operations	$5	$796	$5

Cash paid for interest	$8,738	$-	$24,913
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended September 30, 2010

Supplemental disclosures:	Net Fixed Assets	Accounts Payable	Accrued Expenses	Note Payable	Common Stock	APIC
Noncash investing & financing activities disclosure:
Transfer vehicle via distribution to shareholder	$(17,439)	$-	$-	$17,439	$-	$-
Mazuma purchase of note payable and conversion to common stock and APIC	-	-	-	(55,000)	1,300	53,700
Mazuma purchase of note payable and conversion to common stock and APIC	-	-	-	(40,000)	1,000	39,000
Mazuma purchase of note payable and conversion to common stock and APIC	-	-	-	(45,000)	1,500	43,500
Transfer Johnson accrued interest to Notes Payable	-	-	(26,615)	26,615	-	-
Transfer accrued interest to contingent reserve A/P	-	18,431	(18,431)	-	-	-
Transfer from Note Payable to Contingent Reserve AP	-	10,000	-	(10,000)	-	-

Total	$(17,439)	$28,431	$(45,046)	$(105,946)	$3,800	$136,200

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

Note 2 – INVENTORY

There were no sales in the six month period ended September 30, 2010.  Therefore, total inventory remains at $18,409 for the period ended September 30, 2010.  Inventory is used as demonstration equipment but is available for sale.  The Company is working in rebuilding specifications with new manufacturers in order to be able to produce product when the current contracts under negotiation will require product delivery.  Since the expectation for product is in the 4th quarter of the fiscal year ended March 31, 2011, the Company has sufficient time to get other manufacturer in line for their production needs.  A new manufacturing agreement is expected to be finalized in the 3rd quarter of the fiscal year ending March 31, 2011.

As sales and related production activity increases the Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the period ended September 30, 2010, the Company has a reserve of $12,491.

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

The fact that the asset is recorded at transfer cost rather than fair market value is critical in determining the impairment.  Since it is Management’s opinion that the network asset is recoverable and that the $931,181 cost reflected on the books is less than the estimated fair market value, it is Management’s opinion that no further adjustment for impairment is needed for the Network for the period ended September 30, 2010.

Note 4 – NOTES PAYABLE

Related Parties - Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). This continued in the fiscal year ended March 31, 2009 and subsequent years.  Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila.  Payments during the period to Sector 10 Holdings, Inc included the distribution of the vehicle that was purchased in May 2010.  The net asset transferred was $17,439.  Interest is charged on the account at a rate of 8% per annum.  Total interest accrued during the six month period ended September 30, 2010 on the accounts is $760 which is comprised of Pericles DeAvila - $277 and Sector 10 Holdings - $483.

Johnson Financing

On May 11, 2008, Sector 10, Inc. (“Sector 10”) entered into an agreement with Edward Johnson (“Johnson”) to provide short term financing to provide assistance with the development and expansion of the business of Sector 10.
The loan will be for term of 9 months with 1 automatic extension of 6 months allowed if so requested by Sector 10.  The 6 month loan extension was requested by Sector 10 on February 5, 2009.  Interest on the loan is fixed at rate equal to prime plus 1 (As published in the Wall Street Journal as of the effective date of this agreement).   The effective prime rate as of May 11, 2008 was 5%.  The rate under the agreement is 6%.  Total interest expense at September 30, 2010 is $2,586 of which $1,650 was accrued during the three month period ended June 30, 2010 and $936 was accrued from August 1, 2010 through the period ended September 30, 2010.

The loan is in default. An investor had been secured that has structured transactions to acquire the Ed Johnson note in installments in exchange for Company common shares.   The agreed amount to payoff is $226,615 which includes accrued interest of $26,615.   This payoff was valid through July 31, 2010.  The total amount paid through July 31, 2010 was $140,000 leaving a net balance of $86,615.  The net balance at July 31, 2010 continues to accrue interest at an annual rate of 6% until paid in full.  Interest of $936 was accrued after July 31, 2010 on the unpaid $86,615 balance.  Due to changing market conditions, the investor used to assist in payoff of the note was unable to make further payments in the 2nd quarter.  It is expected that payments will continue in the 3rd quarter and the Company expects the full balance to be paid during the 3rd quarter of the fiscal year ended March 31, 2011.

The accrued interest of $26,615 was transferred to notes payable in order to account for the agreed remaining balance of $86,615.  The interest accrued from August 1, 2010 through the period ended September 30, 2010 was $936.

Dutro Financing:

All Dutro Group promissory notes are treated as long term notes payable.  All notes expire on May 31, 2014. Interest is accrued at an annual rate of 7.5%.  Interest is payable quarterly.  Total interest expense for the Dutro Group for the six month period ended September 30, 2010 is 18,114.

Total interest due for payment in April 2010 was $9,056 which is allocated as follows: Vicki Davis - $3,150, William Dutro - $1,219 and Dutro Company - $4,687. Payments were made to Vicki Davis and William Dutro for the full accrued amount in April 2010.  No payment was sent to Dutro Company since Dutro Company did not comply with the request for return of Company property.

Total interest due for payment in July 2010 was $9,056 which is allocated as follows: Vicki Davis - $3,150, William Dutro - $1,219 and Dutro Company - $4,687. Payments were made to Vicki Davis and William Dutro for the full accrued amount in July 2010.  No payment was sent to Dutro Company since Dutro Company did not comply with the request for return of Company property

Employee Agreement:

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2016.  The agreement confirmed the verbal agreement for compensation for the fiscal year ended March 31, 2010 and set forth minimum salaries for the remaining fiscal years under the agreement

Due to the limited cash flows of the Company, the officers have not received any significant payments as required under their agreements.  The majority of the compensation under the agreements remains accrued but unpaid.  The agreements include the following provision:

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

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $17,528 all of which is accrued during the six month period ended September 30, 2010. As of September 30, 2010, no election has been made to convert any portion of the balance due under the agreement to common shares.

Other Notes

Individuals – short term
In order to generate short term funding, the Company provided individual investors with an opportunity to receive common shares equal to their investment plus a promissory note to return principal within 180 days.  Interest is accrued at an annual rate of 8%.  A conversion option is provided at the end of the term to provide the investor with a right to convert all or a portion of the principal into common shares of the Company. The agreement further provides the issuance of warrants to provide the investor with subsequent opportunities to acquire Company common shares.  The short term funding program was initially offered in September 2009.  A total of $52,500 (including $31,500 cash and $21,000 non-cash benefits) was received under this program under 4 different notes issued on or before December 31, 2009.   An additional $7,500 was received during the period ended September 30, 2010.  The Company has elected to extend the notes until December 31, 2010 and have an option to extend to March 31, 2011. Total interest accrued as of September 30, 2010 was $3,671 of which $2,146 was accrued during the six month period ended September 30, 2010.

Calm Seas Capital, LLC
A term sheet was signed with Calm Seas, LLC on March 12, 2010 to provide bridge funding of $200,000 plus use best efforts to raise up to an additional $2 Million.  No funds were received on or before March 31, 2010 and no liability is recorded for the period March 31, 2010.  Under the terms of the agreement, investor relations services were required to be performed during the full term.  The investor relations agreement with Illuminated Financial Corp, a related party to Calm Seas, was extended on March 25, 2010 to provide services during the Calm Seas Agreement.  For this extension, an additional 1,500,000 common shares were issued to Illuminated to cover the extension and other terms set forth in the original agreement dated January 7, 2009.  On April 28, 2010, $10,000 in funding was received from Calm Seas Capital.  No other funding has been received as of August 10, 2010.  In accordance with the terms of the agreement, interest is accrued at an annual rate of 10% on the amount of funds received. Total interest accrued as of September 30, 2010 was $422 of which $422 was accrued during the six month period ended September 30, 2010.

On September 2, 2010, the Company sent a letter to Illuminated Financial Corp, a major partner in Calm Seas, demanding performance under their obligations on or before September 20, 2010.  If no performance is received, the Company demanded the return of all fees paid to Illuminated and related parties.  Total returned fee request was $375,000.  No performance occurred during the period ended September 30, 2010 and no fees were returned.  The Company has transferred the $100,000 note payable due to Calm Seas to a contingent reserve pending settlement with the Calm Seas principals and Illuminated Financial.  No further interest shall be accrued on the former note payable during the settlement period.

Asher Enterprises, Inc.

The Company entered into a financing transaction with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

After 90 days, each respective note may be converted at anytime to Sector 10, Inc. common shares. The conversion price is determined as the market price multiplied by the applicable percentage.  The market price is defined as the average 3 lowest trading prices during the 10 day trading period ending one day before the conversion notice was sent to the Company via fax (“Conversion Date”). Trading Price means the closing bid price on any day on the over the counter bulletin board.  The applicable percentage shall equal 42%.  The investor shall be limited to convert no more than 4.99% of the issued and outstanding shares at the time of the conversion.  No conversion has been elected as of November 12, 2010.

As part of the transaction, the Company was required to pay legal fees for document preparation.  The funds were withdrawn from the loan proceeds.  In addition, the Company has a financing fee arrangement to pay 10% of the funds raised to the referral source.

The following summarizes the funding received from Asher Enterprises, Inc. through various transactions through the period ended September 30, 2010:

Transaction Date	Total Funding	Legal Fees	Financing Fee	Net funds	Date Received

April 30, 2010	$53,000	$3,000	$5,300	$44,700	May 10, 2010
May 26, 2010	$30,000	$2,500	$2,700	$24,800	June 2, 2010
July 8, 2010	$30,000	$2,500	$2,700	$24,800	July 16, 2010

Total	$113,000	$8,000	$10,700	$94,300

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

The books have reflected the notes payable for Asher in the period ended September 30, 2010 in the amount of $113,000.   This does not reflect any adjustment for discounts for a beneficial conversion option.  Under ASC 470-20-25-5, we have computed the intrinsic value of the beneficial conversion feature for each note as follows:

$53,000 Note:

The firm comittment on April 30, 2010 was based on stock prices as of the close on April 29, 2010 when the stock price was $.04.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $39,800 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in May 2010.  Monthly amortization equals $4,422 (39,800/9).  Total amortization in the six month period ended September 30, 2010 was $22,110 which was reflected as interest expense.

$30,000 Note:

The firm comittment on May 26, 2010 was based on stock prices as of the close on May 25, 2010 when the stock price was $.07.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $21,700 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in June 2010.  Monthly amortization equals $2,411 (21,700/9).  Total amortization in the six month period ended September 30, 2010 was $9,644 which was reflected as interest expense.

$30,000 Note:

The firm comittment on July 8, 2010 was based on stock prices as of the close on July 7, 2010 when the stock price was $.06.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $21,724 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in July 2010.  Monthly amortization equals $2,414 (21,724/9).  Total amortization in the six month period ended September 30, 2010 was $6,073 which was reflected as interest expense.

The discount for the two notes was valued at $83,224 ($39,800+$21,700+$21,724) is accounted for as a discount to the outstanding debt of this note with an equal amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Each note has a life of 9 months.  Total amortization of discount during the six month period ended September 30, 2010 was $37,827.  The net discount remaining after amortization is $45,397 ($83,224-$37,827).

No election to convert has been received by September 30, 2010.  Total interest accrued (without discount amortization) as of September 30, 2010 was $3,233 of which $3,233 was accrued during the six month period ended September 30, 2010.

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

The following summarizes the Mazuma Funding Corp. Purchase of Ed Johnson Note closed during the period ended June 30, 2010:

Transaction Date	Amount Purchased	Conversion Rate per share	Common Shares issued	Net Balance of Johnson Note

Beginning Balance				$226,615
June 21, 2010	$55,000	.0423	1,300,000	$171,615
July 1, 2010	$40,000	.04	1,000,000	$131,615
July 8, 2010	$45,000	.03	1,500,000	$86,215

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

$55,000 Note

The fair value at the commitment date was $.07 per share.  The authorized conversion rate was $.0423. The difference valued at $36,000 is accounted for as a discount to the outstanding debt of this note with an amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Since the note was converted immediately, the full discount of $36,000 was recognized as interest expense during the period ended September 30, 2010.

$40,000 Note

The fair value at the commitment date was $.06 per share.  The authorized conversion rate was $.04. The difference valued at $20,000 is accounted for as a discount to the outstanding debt of this note with an amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Since the note was converted immediately, the full discount of $20,000 was recognized as interest expense during the period ended September 30, 2010.

$45,000 Note

The fair value at the commitment date was $.06 per share.  The authorized conversion rate was $.03. The difference valued at $45,000 is accounted for as a discount to the outstanding debt of this note with an amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Since the note was converted immediately, the full discount of $45,000 was recognized as interest expense during the period ended September 30, 2010.

Total other notes include information for the individual short term notes, Calm Seas Capital, Asher Enterprises and Mazuma Funding Corp.  Total interest accrued (without regard to discount) as of September 30, 2010 was $7,326 of which $5,801 was accrued during the six month period ended September 30, 2010.

S-8 Option Exercise

A Form S-8 Registration statement was filed on July 13, 2010.  The S-8 registration statement covers options to key officers, directors and consultants for up to 16,000,000 shares of common stock that may be issued pursuant to three types of option awards granted outside of the registrant’s stock option plans (the “2010 Special Stock Option Awards”): (i) option awards granted to certain members of senior management and consultants of the registrant to purchase up to an aggregate of 12,000,000 shares of common stock of which 4,000,000 are exercisable at $0.03 and 4,000,000 are exercisable at $0.06 and 4,000,000 are exercisable at $0.09  (ii) stock grant for 4,000,000 shares.

As part of a legal retainer agreement, Ronald Kaufman and or his firm was entitled to receive options under the S-8.  Mr. Kaufman contributed $30,000 to the Company in an exercise of a $.03 per share option as provided under the S-8 registration.  As a result of the exercise, 1 Million shares were issued on July 13, 2010.  At the time of issuance, the market value of the common shares was $.07 per share.  The difference between the market value ($.07) and the exercise price ($.03) was recorded as legal services.  The total additional amount was computed as $40,000 ($.04 share price differential x 1 Million shares).  This amount was recorded to legal expense and to additional paid in capital.

Summary of Interest and Notes Payable
Interest expense	September 30, 2010	September 30, 2009

Sector 10 Holdings, Inc. – Shareholder	$483	$474
Pericles DeAvila – Officer	277	288
Total related party interest expense	760	762
Interest – Johnson	2,586	6,500
Interest – Dutro Group	18,114	11,898
Interest - Employee Group	17,528	1,270
Interest – Other Notes	5,801	50
Total interest expense without amortization of discount	44,789	20,480
Interest – Amortization of Discount on Asher Enterprises, Inc. Note(s)	37,827	-
Interest – Amortization of Discount on Mazuma Funding Note	101,000	-
Total interest expense	$183,616	$20,480

Note Payable Balance	September 30, 2010	March 31, 2010
Sector 10 Holdings, Inc. – Shareholder	$(3,719)	$13,737
Pericles DeAvila – Officer	7,496	6,789
Total Note Payable – Officer / Shareholder	$3,777	$20,526

Edward Johnson – Johnson Financing	$86,615	$200,000
Patrick Madison – Other Notes	20,000	15,000
Lionel Brown – Other Notes	7,500	7,500
Patricia Fielding – Other Notes	22,000	20,000
Mark Madison – Other Notes	10,000	10,000
Calm Seas Capital, LLC	-	-
Asher Enterprises, Inc. – Other Notes	113,000	-
Total Note Payable – short term without discount	259,115	252,500
Net Discount on Convertible Notes (Asher)	(45,397)	-
Total Note Payable – short term	$213,718	$252,500

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$700,495	$756,026

Debt Maturity Schedule

As of September 30, 2010, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2011	$217,495
March 31, 2012	$0
March 31, 2013	$0
March 31, 2014	$0
March 31, 2015	$483,000

Total	$700,495

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

During the Quarter ended: September 30, 2010:

In July 2010, issued 1,000,000 shares valued at $.04 per share to Mazuma Funding Corp in connection with the conversion of a $40,000 note obtained from the purchase of a portion of the Ed Johnson note payable.

In July 2010 recorded a discount of $20,000 to additional paid-in capital which represents the intrinsic value as determined under ASC 470-20 of the embedded beneficial conversion feature included in the Mazuma Funding convertible notes upon issuance.

In July 2010, issued 1,500,000 shares valued at $.03 per share to Mazuma Funding Corp in connection with the conversion of a $45,000 note obtained from the purchase of a portion of the Ed Johnson note payable.

In July 2010 recorded a discount of $45,000 to additional paid-in capital which represents the intrinsic value as determined under ASC 470-20 of the embedded beneficial conversion feature included in the Mazuma Funding convertible notes upon issuance.

In July 2010 recorded a discount of $21,724 to additional paid-in capital which represents the intrinsic value as determined under ASC 470-20 of the embedded beneficial conversion feature included in the Asher Enterprises convertible notes upon issuance.

In July 2010, issued 1,000,000 shares valued at $.03 per share to Ronald Kaufman based on exercise of $.03 per share option provided under S-8 filing.

In July 2010 recorded a discount of $40,000 to additional paid-in capital which represents the intrinsic value as determined under ASC 470-20 of the embedded beneficial conversion feature included in the exercise of the S-8 option at $.03 per share.

In July 2010, issued 1,000,000 shares from S-8 filing valued at $.07 per share to Ronald Kaufman for attorney fees based on agreement dated April 2, 2010.

In August 2010, issued 750,000 shares valued at $.03 per share to CityVac for investor relations services from August 1, 2010 to December 1, 2010.

In September 2010, issued 500,000 shares valued at $.01 per share to CityVac for investor relations services from August 1, 2010 to December 1, 2010.

Note 6 - S-8 OPTION EXERCISE / REFUNDABLE FEES

A Form S-8 Registration statement was filed on July 13, 2010.  The S-8 registration statement covers options to key officers, directors and consultants for up to 16,000,000 shares of common stock that may be issued pursuant to three types of option awards granted outside of the registrant’s stock option plans (the “2010 Special Stock Option Awards”): (i) option awards granted to certain members of senior management and consultants of the registrant to purchase up to an aggregate of 12,000,000 shares of common stock of which 4,000,000 are exercisable at $0.03 and 4,000,000 are exercisable at $0.06 and 4,000,000 are exercisable at $0.09  (ii) stock grant for 4,000,000 shares.

As part of a legal retainer agreement, Ronald Kaufman and or his firm was entitled to receive options under the S-8.  Mr. Kaufman contributed $30,000 to the Company in an exercise of a $.03 per share option as provided under the S-8 registration.  As a result of the exercise, 1 Million shares were issued on July 13, 2010.  At the time of issuance, the market value of the common shares was $.07 per share.  The difference between the market value ($.07) and the exercise price ($.03) was recorded as legal services.  The additional amount was computed as $40,000 ($.04 share price differential x 1 Million shares).  This amount was recorded to legal expense and to additional paid in capital.   Mr. Kaufman’s service were terminated in September 2010.  According to the terms of the service agreement, the Company is entitled to refund of a portion of the service fee.  The Company has recorded a refundable fee of $59,000 due from Kaufman.  This computation is in accordance with the terms of the legal services agreement signed in April 2010.  As a result of termination. Kaufman, his firm and any other related party no longer has any rights to further options provided under the S-8 registration.

The Company initially requested that 3 Million shares be issued to Officers/Directors under the S-8.  The Company revoked the request for the shares.  The transfer Agent erroneously issued the shares.  The issued shares have not been delivered and have been scheduled for cancellation.  The Company reserves the right to issue these shares at any time in the future.

Note 7 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the six month period ending September 30, 2010. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management has several contracts under review and three large transactions under negotiation as of September 30, 2010.  The finalization and implementation of these contracts has been significantly delayed due to serious issues encountered with the former manufacturer which are now in litigation.   A claim was recently filed against the former manufacturer that has claims for significant damages.

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

Note 8 - INCOME TAX

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

The Company’s financial statements for the six month period ended September 30, 2010 and 2009 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

Note 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

1)	ATT Industry & Mobility Alliance Program

The Company received the AT&T Mobility Certification and related dealer codes on November 2, 2010.  The Company is now qualified to place orders for all AT&T products and services.  The PLX-3D software is under review and is expected to be certified for distribution with the AT&T network before the end of the fiscal year ended March 31, 2010. The Company entered into a Sub-Dealer Agreement on August 10, 2010 with the ATT Industry & Mobility Alliance Program.  The program will allow the Company to enhance the distribution of its PLX-3D software and to provide additional revenue sources for distribution of mobile units under the Company’s implementation of programs with Cities and first responder groups.

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

Results of Operations

Six Months Ended September 30, 2010 as Compared to the Six Months Ended September 30, 2009

Revenues -

The Company had no revenues for the six months ended September 30, 2010.

The Company had no revenues for the six months ended September 30, 2009.

Other Income-

The Company had no other income for the six months ended September 30, 2010.

The Company had no other income for the six months ended September 30, 2009.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2010.

The Company had no operating expenses for the six months ended September 30, 2009.

General and Administrative Expenses -

General and administrative expenses were $798,445 for the six months ended September 30, 2010 which was made up primarily of Professional fees – Legal & Accounting - $256,872,  Wages - $236,774, Financing Fees - $201,990, Professional fees – accounting fees $35,959, Insurance and benefits - 21,309, Professional fees - investor relations $19,020, Filing fees - $5,585, Director fees - $5,226 and other expenses of $15,710.

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

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2010 was $4,082.

Depreciation expense for the six months ended September 30, 2009 was $2,225.

Interest Expense –

Interest expense for the six month period ended September 30, 2010 was $183,616 including the recording of amortization of discount - $138,827 and general accrued interest - $44,789.

Interest expense for the six month period ended September 30, 2009 was $7,842.

Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

Revenues -

The Company had no revenues for the three months ended September 30, 2010.

The Company had no revenues for the three months ended September 30, 2009.

Other Income-

The Company had no other income for the three months ended September 30, 2010.

The company had no other income for the three months ended September 30, 2009.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2010.

The Company had no operating expenses for the three months ended September 30, 2009.

General and Administrative Expenses -

General and administrative expenses were $511,021 for the three months ended September 30, 2010 which was made up primarily of Professional fees – Legal & Accounting - $203,368,  Wages - $133,274, Financing Fees - $91,420,  Professional fees – accounting fees $33,270, Insurance and benefits – $18,550, Professional fees - investor relations $15,521, Director fees – $5,226, Filing fees - $5,065 and other expenses of $5,327.

General and administrative expenses were $311,191 for the three months ended September 30, 2009 which was made up primarily of Wages - $161,200, Professional fees – Legal & Accounting - $75,000, R&D expenses - $51,336, Professional fees - investor relations $9,270, Business Advisory Board fees - $6,750,  Filing fees - $2,365 and other expenses of $5,270.

Depreciation Expense –

Depreciation expense for the three months ended September 30, 20109 was $2,077.

Depreciation expense for the three months ended September 30, 2009 was $1,112.

Interest Expense –

Interest expense for the three month period ended September 30, 2010 was $123,094 including the recording of amortization of discount - $91,572 and general accrued interest - $31,522.

Interest expense for the three month period ended September 30, 2009 was $12,121.

Liquidity and Capital Resources

As of September 30, 2010, Sector 10 had cash of $5.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2011 or for any future period.

Total Assets -

The Company had $1,033,710 in total assets as of June 30, 2010, comprised of cash - $5, Inventory - $18,409, Prepaid Assets – $15,250, Net Fixed Assets - $9,865, Network Acquisition/Development Costs - $931,181 and refundable fees - $59,000.

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
Total Liabilities -

Current liabilities as of September 30, 2010 were $1,975,943. The balance was composed of accounts payable and accrued liabilities of $1,758,448, note payable to outside investors of $259,115, net discount on convertible debt of ($45,397) and interest and funding advances from Sector 10 Holdings and Peric DeAvila of $3,777.

Long term liabilities as of September 30, 2010 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of September 30, 2010 were $2,458,943.

Cash flows -
	Six Months Ended	Six Months Ended
	September 30,	September 30,
Sources and Uses of Cash	2010	2009
Net cash provided by / (used in)
Operating activities	$(141,459)	$(65,182)
Investing activities	(19,296)	-
Financing activities	160,690	30,962

Increase/(decrease) in cash and cash equivalents	$(65)	$(34,220)

Period ended September 30, 2010 and 2009
Cash and cash equivalents	$5	$796

Operating Activities -

Cash used in operations for the six months ended September 30, 2010 was ($141,459). Operating activities were affected by net loss – ($986,143), stock for services - $63,250; depreciation expense - $4,082; amortization of debt discount – $138,827, change in prepaid assets – $6,770 and change in accounts payable and accrued liabilities -$631,755.

Cash used in operations for the six months ended September 30, 2009 was ($65,182). Operating activities were affected by stock for services - $290,794; depreciation expense - $2,225; change in accounts receivable – $2,000; change in deposits $10,000 and change in accounts payable and accrued liabilities -$374,919.

Investing Activities –

Cash used from investing activities for the six months ended for September 30, 2010 was ($19,296) which represented the full asset cost of the vehicle transferred to a shareholder.

Cash used from investing activities for the six months ended for September 30, 2009 was $0.

Financing Activities –

Cash provided from financing activities for the six months ended September 30, 2010 was $160,690 comprised from net proceeds from notes payable of $130,000, cash exercise of options for $30,000, proceeds from shareholder/officers - $1,190 and net payments on shareholder / officer notes of ($500).

Cash provided from financing activities for the six months ended September 30, 2009 was $30,962 comprised of net proceeds from notes payable - $63,786 net payments on shareholder / officer notes – ($32,824).

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were effective.

(b)
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 10, 2010, the Company filed a response and counterclaim against claims presented by Dutro Company and Reality Engineering that were originally filed against the Company in February 2010.  On July 8, 2010, The Company filed a claim against Dutro Company, Reality Engineering, all individuals included in the Dutro Group and other individuals and entities.  The Company is seeking relief for the significant damages resulting from Dutro Group actions including breach of the Manufacturing Agreement, breach of the promissory note, failure to perform on the Reality Engineering project, loss of patent rights due to Dutro actions, unauthorized use of confidential materials and other claims as they relate to interference with business, financial relational relationships causing delays and serious financial losses to the Company and investors.    The Company has engaged attorneys to dispute the claims filed by the Dutro Group and to vigorously seek relief for the damages incurred by Dutro Group actions. The full damages have not been computed or estimated as of November 15, 2010. The Company will work with the attorneys in quantifying the damages resulting for the Dutro Group actions.  The Company believes that such damages will be significant. The litigation process is ongoing and is not resolved as of November 15, 2010.

A settlement conference was held in April 2010 and October 2010 regarding the Doty Scott litigation.  The parties were unable to reach any settlement agreement.  The case is ongoing and not resolved as of November 15, 2010. The Court has established procedural deadlines at various dates throughout 2010 and a final date for all motions to be made on or before February 18, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information

Alan Rouleau, Director of the Company since November 2007 submitted his resignation to the Board of Directors on September 3, 2010.  The resignation was accepted by the Board of Directors effective September 3, 2010.  No replacement has been made as of November 15, 2010.

The Company Board of Directors has requested that Management seek opportunities to acquire businesses that may assist the Company in its future expansion/development and also provide benefits in obtaining potential funding.  The Board requests that Management provide preliminary information on any potential acquisitions or purchases prior to engaging in a letter of intent or other commitments on behalf of the Company.  Board approval is required prior to any such commitment to proceed in any acquisition or business purchase transaction.  Management is in process of identifying prospects as of November 15, 2010.

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

Sector 10, Inc.

November 15, 2010	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

November 15, 2010	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer