Form 10-K/A
period 2010-03-31
SECTOR 10 INC
filed 2011-01-07
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports);and (2) has been subject to such filing requirements for the past ninety (90)days.Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Issuer’s revenues for its most recent fiscal year were $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days:

As of December 31, 2010, the Registrant had 92,329,115 shares of Common Stock issued and outstanding with an average market value of $.01 per share for a total market value of $923,291.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-K/A (e.g. part I, part II, etc.) Into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  Form S-8 filed on July 14, 2010.

Explanatory Note

Except as otherwise expressly set forth herein, all of the information in this Form 10-K/A is as of July 21, 2010, the date the Company filed the Original Form 10-K with the SEC. This Form 10-K/A continues to speak as of the date of the Original Form 10-K and does not reflect any subsequent information or events other than as expressly set forth otherwise in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-K, other than this amendment.

This Form 10-K/A is filed solely to provide an amendment to the exhibits included in Item 15 of the form 10-K filed on July 21, 2010.  All other information contained in the original filed Form 10-K are unchanged and may be reviewed under the filing made on July 21, 2010.  The amended exhibits are filed on January 7, 2011 to include an Exhibit 23.1 for the consent of the Independent Registered Public Accounting Firm in reference to the Registration Statement Form S-8 that was filed on July 14, 2010. This exhibit was not included in the original filing of Form 10-K.  No other changes are made to the original Form 10-K.

The amended Item 15 should read as follows:

ITEM 15. EXHIBITS

23.1	Consent of the Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: January 7, 2011	By	/s/ Pericles DeAvila
Pericles DeAvila, Principal Executive Officer

Date: January 7, 2011	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pericles DeAvila	Principal Executive Officer, Director	January 7, 2011
Pericles DeAvila

/s/ Laurence A. Madison	Chief Financial Officer, Director	January 7, 2011
Laurence A. Madison