Form 10-Q
period 2010-12-31
SECTOR 10 INC
filed 2011-02-22
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

3500 Island Blvd. Suite 105
Aventure, FL 33160
(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code (206) 853-4866

(Former name or former address, if changed since last report)
Former Address
14553 South 790 West
Bluffdale, Utah 84065

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
Yes ☐ No ☒

As of February 18, 2011 the issuer had 155,662,448 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and March 31, 2010 (Audited)	3

	Unaudited Consolidated Statements of Operations for the nine months ended December 31, 2010 and 2009 and for the period from inception, September 16, 2002 to December 31, 2010	4

	Unaudited Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009.	5

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period March 31, 2010 to December 31, 2010	6

	Unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009 and for the period from inception, September 16, 2002, to December 31, 2010.	8

	Notes to the Unaudited Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis or Plan of Operation	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	34

Part II. Other Information

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	35

Item 6.	Exhibits	35

	Signatures	35

Item 1. FINANCIAL STATEMENTS
Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$8	$70
Prepaid assets	-	6,770
Current assets of discontinued operations	18,409	18,409
Total current assets	18,417	25,249

Net fixed assets of discontinued operations	8,752	12,090
Total net fixed assets	8,752	12,090

Other assets:
Non-current assets of discontinued operations	931,181	931,181
Total other assets	931,181	931,181

Total assets	$958,350	$968,520

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$894,808	$542,338
Accrued liabilities – related parties	643,777	600.970
Note payable - short term	256,587	252,500
Note payable - officer/shareholder	-	20,526
Total current liabilities	1,795,172	1,416,334

Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000

Total liabilities	2,278,172	1,899,334

Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 88,279,115 and 42,693,268 shares issued and outstanding, respectively	88,279	42,693
Additional paid-in-capital	5,775,571	4,274,432
Deficit accumulated during development stage	(7,183,672)	(5,247,939)
Total shareholders' equity (deficit)	(1,319,822)	(930,814)

Total liabilities and shareholders' equity (deficit)	$958,350	968,520
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended December 31, 2010 and 2009 and for the Period from Inception,
September 16, 2002 to December 31, 2010

	Nine Months Ended		Inception to
	December 31, 2010	December 31, 2009	December 31, 2010

Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-

Expenses:
General and administrative	-	-	-
Depreciation	-	-	-
Research and development	-	-	-
Total expenses	-	-	-
Income (loss) from operations	-	-	-
Interest expense	(239,526)	(35,355)	(317,586)
Other income: debt restructuring	-	-	-
Other expense: impairment loss	-	-	-
Net income (loss) before income taxes	(239,526)	(35,355)	(317,586)
Provision for income taxes	-	-	-
Net income (loss) from continuing operations	$(239,526)	$(35,355)	$(317,586)
Net income (loss) from discontinued operations	(1,696,207)	(1,140,035)	(6,866,086)
Net income (loss)	$(1,935,733)	$(1,175,390)	$(7,183,672)

Weighted Average Shares Outstanding - basic and diluted	52,087,800	16,541,740
Basic and diluted income (loss) per share
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	(0.04)	(0.07)
Net Income (Loss)	$(0.04)	$(0.07)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2010 and 2009

	Three Months Ended
	December 31, 2010	December 31, 2009

Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Expenses:
General and administrative	-	-
Depreciation	-	-
Research and development	-	-
Total expenses	-	-
Income (loss) from operations	-	-
Interest expense	(55,910)	(14,875)
Other income: debt restructuring	-	-
Other expense: impairment loss	-	-
Net income (loss) before income taxes	(55,910)	(14,875)
Provision for income taxes	-	-
Net income (loss) from continuing operations	$(55,910)	$(14,875)
Net income (loss) from discontinued operations	(893,680)	(415,396)
Net income (loss)	$(949,590)	$(430,271)

Weighted Average Shares Outstanding - basic and diluted	64,743,228	27,128,637
Basic and diluted income (loss) per share
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	(0.01)	(0.02)
Net Income (Loss)	$(0.01)	$(0.02)
The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage

Balance at March 31, 2010	42,693,268	$42,693	$4,274,432	$(5,247,939)

Issue shares on June 24, 2010 @ $0.0423 per share in conversion of $55,000 debt. (unaudited)	1,300,000	1,300	53,700	-
Issue shares on July 1, 2010 @ $0.04 per share in conversion of $40,000 debt. (unaudited)	1,000,000	1,000	39,000	-
Issue shares on July 8, 2010 @ $0.03 per share in conversion of $45,000 debt. (unaudited)	1,500,000	1,500	43,500	-
Issue shares on July 13, 2010 @ $.03 per share from Form S-8 filing for option exercise. (unaudited)	1,000,000	1,000	29,000	-
Adjustment to bring option exercise to fair value @ $.07 per share. (unaudited)	-	-	40,000	-
Issue shares on July 13, 2010 @ $.07 per share from a Form S-8 filing for legal fees under agreement. (unaudited)	1,000,000	1,000	69,000	-
Issue shares on August 1, 2010 @ $0.03 per share for investor relations services. (unaudited)	750,000	750	21,750	-
Issue shares on September 15, 2010 @ $0.01 per share for investor relations services. (unaudited)	500,000	500	4,500	-
Issue shares on November 16, 2010 @ $.013 per share in conversion of $7,500 debt (unaudited)	576,923	577	6,923	-
Issue shares on November 24, 2010 @ $.024 per share for extension of short term notes payable. (unaudited)	89,000	89	2,047	-
Issue shares on November 24, 2010 @ $.06 per share for anti-dilution shares for the period ended 3/31/2010 authorized in prior period. (unaudited)	4,287,000	4,287	252,933	-
Issue shares on November 24, 2010 @ $.06 per share for anti-dilution shares for the period ended 6/30/2010 authorized in prior period. (unaudited)	1,709,500	1,710	100,860	-
Issue shares on November 24, 2010 @ $.01 per share for anti-dilution shares for the period ended 9/30/2010 authorized in prior period. (unaudited)	8,872,000	8,872	79,848	-
Issue shares on November 24, 2010 @ $.024 per share for anti-dilution shares for the period ended 11/24/2010. (unaudited)	11,900,000	11,900	273,700	-

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage

Issue shares on November 24, 2010 @ $.024 per share for reimbursement of shares provided for the benefit of the Company. (unaudited)	4,610,330	4,610	106,038	-
Issue shares on November 24, 2010 @ $.038 per share for officer bonus and director fees authorized in prior period. (unaudited)	900,000	900	34,100	-
Issue shares on November 24, 2010 @ $.024 per share for S-8 grant shares. (unaudited)	3,000,000	3,000	69,000	-
Issue shares on December 1, 2010 @ $.0095 per share in conversion of $10,000 debt (unaudited)	1,052,632	1,053	8,947	-
Vesting of stock option at December 31, 2010. (unaudited)			51,507	-
Issue shares on December 22, 2010 @ $.0065 per share in conversion of $10,000 debt (unaudited)	1,538,462	1,538	8,462	-
Discount on convertible notes (unaudited)	-	-	206,324	-
Net loss for the period (unaudited)	-	-	-	(1,935,733)

Balance at December 31, 2010	88,279,115	$88,279	$5,775,571	$(7,183,672)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended		Inception to
	December 31, 2010	December 31, 2009	December 31, 2010
Cash Flows from Operating Activities:
Net Loss from continuing operations	$(239,526)	$(35,355)	$(317,586)
Net loss from discontinued operation	(1,696,207)	(1,140,035)	(6,866,086)
Net Loss	(1,935,733)	(1,175,390)	(7,183,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	1,163,621	478,381	4,891,170
Depreciation	5,194	3,338	15,354
Net discount on convertible debt	169,296	-	169,296
Gain on debt restructuring	-	-	(517,200)
Loss due to impairment	-	-	216,814
Changes in:
Accounts receivable	-	2,000	-
Prepaid expenses	6,770	-	13,540
Inventory	-	-	(18,409)
Deposits	-	10,000	-
Accounts payable and accrued liabilities	407,711	608,413	2,025,516
Increase (decrease) in deferred revenue	-	(18,500)	-
Net cash used in operating activities	(183,141)	(91,758)	(387,591)

Cash Flows from Investing Activities:
Fixed asset purchases	(19,296)	-	(41,546)
Network acquisition / development costs	-	-	(147,995)
Net cash used in investing activities	(19,296)	-	(189,541)

Cash Flows from Financing Activities:
Proceeds from notes payable	175,000	93,786	657,500
Proceeds from shareholder / officers	1,835	31,516	934,898
Payments to shareholders / officers	(4,460)	(64,220)	(1,048,844)
Proceeds from issuance of common stock	-	-	3,586
Proceeds from option exercise	30,000	-	30,000
Net cash provided by financing activities	202,375	61,082	577,140

Net increase (decrease) in cash	(62)	(30,676)	8
Beginning of period - continuing operations	70	35,016	-
End of period - continuing operations	$8	$4,340	$8

Cash paid for interest	$8,738	$882	$24,913
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
None Months ended December 31, 2010
Supplemental disclosures:	Net Fixed Assets	Accounts Payable	Accrued Expenses	Note Payable	Common Stock	APIC
Noncash investing & financing activities disclosure:
Transfer vehicle via distribution to shareholder	$(17,440)	$-	$-	$17,440	$-	$-
Mazuma purchase of note payable and conversion to common stock and APIC	-	-	-	55,000	(1,300)	(53,700)
Mazuma purchase of note payable and conversion to common stock and APIC	-	-	-	40,000	(1,000)	(39,000)
Mazuma purchase of note payable and conversion to common stock and APIC	-	-	-	45,000	(1,500)	(43,500)
Transfer Johnson accrued interest to Notes Payable	-	-	26,615	(26,615)	-	-
Transfer accrued interest to contingent reserve A/P	-	27,487	(27,487)	-	-	-
Transfer from Note Payable to Contingent Reserve AP	-	(10,000)	-	10,000	-	-
Asher Conversion of note payable to common stock and APIC	-	-	-	27,500	(3,168)	(24,332)
Transfer Officer note payable to A/P		(4,181)	-	4,181	-	-
Transfer accrued expenses to A/P	-	580,380	(580,380)	-	-	-

Total	$(17,440)	$593,686	$(581,252)	$172,506	$(6,968)	$(160,532)

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

Note 2 – INVENTORY

There were no sales in the nine month period ended December 31, 2010.  Therefore, total inventory remains at $18,409 for the period ended December 31, 2010.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the period ended December 31, 2010, the Company has a reserve of $12,491.

In January 2011, the Distribution agreement with Sector 10, Holdings, Inc. was terminated.  As part of the termination, the emergency response business assets and activity including inventory were transferred to Sector 10 Services USA, Inc. and the ownership of Sector 10 Services USA, Inc. was transferred to Sector 10 Holdings, Inc.  All of the assets transferred in this transaction, including inventory, were reflected by the Company as assets from discontinued operations in the current financial report.

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

The fact that the asset is recorded at transfer cost rather than fair market value is critical in determining the impairment.  Since it is Management’s opinion that the network asset is recoverable and that the $931,181 cost reflected on the books is less than the estimated fair market value, it is Management’s opinion that no further adjustment for impairment is needed for the Network for the period ended December 31, 2010.

In January 2011, as part of the Solar Tracer Stock Exchange Agreement, the Distribution Agreement with Sector 10, Holdings, Inc. was terminated.  With this termination, the emergency response business assets and activity including network acquisition/development costs were transferred to Sector 10 Services USA, Inc. and the ownership of Sector 10 Services USA, Inc. was transferred to Sector 10 Holdings, Inc.  All of the assets transferred in this transaction, including network acquisition/development costs, were reflected by the Company as assets from discontinued operations in the current financial report.

Note 4 – NOTES PAYABLE

Related Parties - Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). This continued in the fiscal year ended March 31, 2009 and subsequent years.  Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila.  Payments during the period to Sector 10 Holdings, Inc included the distribution of the vehicle that was purchased in May 2010.  The net asset transferred was $17,439.  Interest is charged on the account at a rate of 8% per annum.  Total interest accrued during the nine month period ended December 31, 2010 on the accounts is $875 which is comprised of Pericles DeAvila - $392 and Sector 10 Holdings - $483.  The accounts were closed on December 31 and the balance remaining to Pericles DeAvila of $4,181 was transferred to accounts payable.

Johnson Financing

On May 11, 2008, Sector 10, Inc. (“Sector 10”) entered into an agreement with Edward Johnson (“Johnson”) to provide short term financing to provide assistance with the development and expansion of the business of Sector 10.
The loan will be for term of 9 months with 1 automatic extension of 6 months allowed if so requested by Sector 10.  The 6 month loan extension was requested by Sector 10 on February 5, 2009.  Interest on the loan is fixed at rate equal to prime plus 1 (As published in the Wall Street Journal as of the effective date of this agreement).   The effective prime rate as of May 11, 2008 was 5%.  The rate under the agreement is 6%.  Total interest expense at December 31, 2010 is $3,990 of which $1,650 was accrued during the three month period ended June 30, 2010 and $2,340 was accrued from August 1, 2010 through the period ended December 31, 2010.

The loan is in default. An investor had been secured that has structured transactions to acquire the Ed Johnson note in installments in exchange for Company common shares.   The agreed amount to payoff is $226,615 which includes accrued interest of $26,615.   This payoff was valid through July 31, 2010.  The total amount paid through July 31, 2010 was $140,000 leaving a net balance of $86,615.  The net balance at July 31, 2010 continues to accrue interest at an annual rate of 6% until paid in full.  Interest of $2,340 was accrued after July 31, 2010 on the unpaid $86,615 balance.  Due to changing market conditions, the investor used to assist in payoff of the note was unable to make further payments in the 3rd quarter.  It is expected that payments will continue in the 4th quarter and the Company expects the full balance to be paid during the 4th quarter of the fiscal year ended March 31, 2011.

The accrued interest of $26,615 was transferred to notes payable in order to account for the agreed remaining balance of $86,615.  The interest accrued from August 1, 2010 through the period ended December 31, 2010 was $2,340.

Dutro Financing:

All Dutro Group promissory notes are treated as long term notes payable.  All notes expire on May 31, 2014. Interest is accrued at an annual rate of 7.5%.  Interest is payable quarterly.  Total interest expense for the Dutro Group for the nine month period ended December 31, 2010 is 27,169.

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

The payment due in October was allocated in the same manner as the July payment.  Due to the pending litigation involving all members of the Dutro Group, no interest payment was made in October and no future interest payments are expected to be made until the litigation is resolved.  All accrued but unpaid interest associated with the Dutro Group has been recorded as contingent reserve – interest and included in accounts payable.  The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Total contingent reserve - interest at 12/31/2010 is $34,998 comprised of Dutro Company - $26,260, Vick Davis - $6,300 and William Dutro - $ 2,438.

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

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $28,445 all of which is accrued during the nine month period ended December 31, 2010. As of December 31, 2010, no election has been made to convert any portion of the balance due under the agreement to common shares.

Other Notes

Individuals – short term
In order to generate short term funding, the Company provided individual investors with an opportunity to receive common shares equal to their investment plus a promissory note to return principal within 180 days.  Interest is accrued at an annual rate of 8%.  A conversion option is provided at the end of the term to provide the investor with a right to convert all or a portion of the principal into common shares of the Company. The agreement further provides the issuance of warrants to provide the investor with subsequent opportunities to acquire Company common shares.  The short term funding program was initially offered in September 2009.  A total of $52,500 (including $31,500 cash and $21,000 non-cash benefits) was received under this program under 4 different notes issued on or before December 31, 2009.   An additional $20,000 was received during the period ended December 31, 2010 and 1 additional note for $17,000 with the same terms as the other individual notes was assumed in settlement for dilution with the Company shareholder..  The Company has elected to extend the notes until December 31, 2010 and have an option to extend to March 31, 2011. No payment was made on the notes by December 31, 2010 and the Company elected to extend the notes until March 31, 2011.   Total interest accrued as of December 31, 2010 was $5,353 of which $3,828 was accrued during the nine month period ended December 31, 2010.

Calm Seas Capital, LLC
A term sheet was signed with Calm Seas, LLC on March 12, 2010 to provide bridge funding of $200,000 plus use best efforts to raise up to an additional $2 Million.  No funds were received on or before March 31, 2010 and no liability is recorded for the period March 31, 2010.  Under the terms of the agreement, investor relations services were required to be performed during the full term.  The investor relations agreement with Illuminated Financial Corp, a related party to Calm Seas, was extended on March 25, 2010 to provide services during the Calm Seas Agreement.  For this extension, an additional 1,500,000 common shares were issued to Illuminated to cover the extension and other terms set forth in the original agreement dated January 7, 2009.  On April 28, 2010, $10,000 in funding was received from Calm Seas Capital.  No other funding has been received as of August 10, 2010.  In accordance with the terms of the agreement, interest is accrued at an annual rate of 10% on the amount of funds received. Total interest accrued as of September 30, 2010 was $422 of which $422 was accrued during the nine month period ended December 31, 2010.

On September 2, 2010, the Company sent a letter to Illuminated Financial Corp, a major partner in Calm Seas, demanding performance under their obligations on or before September 20, 2010.  If no performance is received, the Company demanded the return of all fees paid to Illuminated and related parties.  Total returned fee request was $375,000.  No performance occurred during the period ended September 30, 2010 and no fees were returned as of February 14, 2011. The Company has transferred the $10,000 note payable due to Calm Seas to a contingent reserve pending settlement with the Calm Seas’ principals and Illuminated Financial.  No further interest shall be accrued on the former note payable during the settlement period.

Asher Enterprises, Inc.
The Company entered into a financing transaction with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

After 90 days, each respective note may be converted at anytime to Sector 10, Inc. common shares. The conversion price is determined as the market price multiplied by the applicable percentage.  The market price is defined as the average 3 lowest trading prices during the 10 day trading period ending one day before the conversion notice was sent to the Company via fax (“Conversion Date”). Trading Price means the closing bid price on any day on the over the counter bulletin board.  The applicable percentage shall equal 42%.  The investor shall be limited to convert no more than 4.99% of the issued and outstanding shares at the time of the conversion.  Asher elected to convert a total of $27,500 of the Note Payable dated April 30, 2010 prior to December 31, 2010 and additional conversion of $15,000 on January 10, 2011.  No other conversions have been elected as of February 14, 2011.

As part of the transaction, the Company was required to pay legal fees for document preparation.  The funds were withdrawn from the loan proceeds.  In addition, the Company has a financing fee arrangement to pay 10% of the funds raised to the referral source.

The following summarizes the funding received from Asher Enterprises, Inc. through various transactions through the period ended December 31, 2010:

Transaction Date					Date Received

April 30, 2010	$53,000	$3,000	$5,300	$44,700	May 10, 2010
May 26, 2010	$30,000	$2,500	$2,700	$24,800	June 2, 2010
July 8, 2010	$30,000	$2,500	$2,700	$24,800	July 16, 2010
December 9, 2010	$32,500	$2,500	$2,800	$27,200	December 15, 2010

Total	$145,500	$10,500	$13,500	$121,500

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

The books have reflected the notes payable for Asher in the period ended December 31, 2010 in the amount of $118,000.   This does not reflect any adjustment for discounts for a beneficial conversion option.  Under ASC 470-20-25-5, we have computed the intrinsic value of the beneficial conversion feature for each note as follows:

$53,000 Note:

The firm comittment on April 30, 2010 was based on stock prices as of the close on April 29, 2010 when the stock price was $.04.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $38,400 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in May 2010.  Monthly amortization equals $4,267 (38,400/9).  The corrected discount was computed at $38,400.  All accumulated amortization has been adjusted to the new discount at December 31, 2010.  A total of $27,500 of the note payable was converted by December 31, 2010.  The unamortized discount attributed to the portion of the disount was amortized at the time of the conversion.  Total amortization in the nine month period ended December 31, 2010 was $36,335 which was reflected as interest expense.

$30,000 Note:

The firm comittment on May 26, 2010 was based on stock prices as of the close on May 25, 2010 when the stock price was $.07.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $21,700 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in June 2010.  Monthly amortization equals $2,411 (21,700/9).  Total amortization in the nine month period ended December 31, 2010 was $16,877 which was reflected as interest expense

$30,000 Note:

The firm comittment on July 8, 2010 was based on stock prices as of the close on July 7, 2010 when the stock price was $.06.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $21,724 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in July 2010.  Monthly amortization equals $2,414 (21,724/9).  Total amortization in the nine month period ended December 31, 2010 was $13,315 which was reflected as interest expense

$32,500 Note:

The firm comittment on December 9, 2010 was based on stock prices as of the close on December 8, 2010 when the stock price was $.01.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $23,500 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in December 2010.  Monthly amortization equals $2,611 (23,500/9).  Total amortization in the nine month period ended December 31, 2010 was $1,769 which rerpesents a partial month amortization which was reflected as interest expense

The discount for the four notes was valued at $105,324 ($38,400+$21,700+$21,724+$23,500) is accounted for as a discount to the outstanding debt of this note with an equal amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Each note has a life of 9 months.  Total amortization of discount during the nine month period ended December 31, 2010 was $68,296.  The net discount remaining after amortization is $37,028 ($105,324-$68,296).

Asher Enterprises made 3 elections to convert a total of $27,500 of the note payable dated April 30, 2010 which may be summarized as follows:

Conversion of Asher Debt
Conversion Date		Loan	100% stock price	Conversion rate	Shares at discount	Allocate discount

	Beginning Loan Balance	$53,000				$38,400
11/16/2010	Conversion #1	7,500	$0.0340	$0.0130	576,923	5,434
12/1/2010	Conversion #2	10,000	$0.0200	$0.0095	1,052,632	7,246
12/22/2010	Conversion #3	10,000	$0.0178	$0.0065	1,538,462	7,246

	Conversions @ 12/31/2010	27,500			3,168,017	19,926

	Balance @ 12/31/2010	$25,500				$18,474

Total interest accrued (without discount amortization) as of December 31, 2010 was $5,500 of which $5,500 was accrued during the nine month period ended December 31, 2010.

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

The following summarizes the Mazuma Funding Corp. Purchase of Ed Johnson Note closed during the period ended December 31, 2010:

Transaction Date	Amount Purchased	Conversion Rate per share	Common Shares issued	Net Balance of Johnson Note

Beginning Balance				$226,615
June 21, 2010	$55,000	$.0423	1,300,000	$171,615
July 1, 2010	$40,000	$.04	1,000,000	$131,615
July 8, 2010	$45,000	$.03	1,500,000	$86,215

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

$55,000 Note

The fair value at the commitment date was $.07 per share.  The authorized conversion rate was $.0423. The difference valued at $36,000 is accounted for as a discount to the outstanding debt of this note with an amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Since the note was converted immediately, the full discount of $36,000 was recognized as interest expense during the period ended December 31, 2010.

$40,000 Note

The fair value at the commitment date was $.06 per share.  The authorized conversion rate was $.04. The difference valued at $20,000 is accounted for as a discount to the outstanding debt of this note with an amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Since the note was converted immediately, the full discount of $20,000 was recognized as interest expense during the period ended December 31, 2010.

$45,000 Note

The fair value at the commitment date was $.06 per share.  The authorized conversion rate was $.03. The difference valued at $45,000 is accounted for as a discount to the outstanding debt of this note with an amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Since the note was converted immediately, the full discount of $45,000 was recognized as interest expense during the period ended December 31, 2010.

Total other notes include information for the individual short term notes, Calm Seas Capital, Asher Enterprises and Mazuma Funding Corp.  Total interest accrued (without regard to discount) as of December 31, 2010 was $11,276 of which $9,751 was accrued during the nine month period ended December 31, 2010.

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

Summary of Interest and Notes Payable
Interest expense	December 31, 2010	December 31, 2009

Sector 10 Holdings, Inc. – Shareholder	$483	$483
Pericles DeAvila – Officer	392	399
Total related party interest expense	875	882
Interest – Johnson	3,990	9,750
Interest – Dutro Group	27,169	20,954
Interest - Employee Group	28,445	3,294
Interest – Other Notes	9,751	475
Total interest expense without amortization of discount	70, 230	35,355
Interest – Amortization of Discount on Asher Enterprises, Inc. Note(s)	68,296	-
Interest – Amortization of Discount on Mazuma Funding Note	101,000	-
Total interest expense	$239,526	$35,355

Note Payable Balance	December 31, 2010	March 31, 2010
Sector 10 Holdings, Inc. – Shareholder	$-	$13,737
Pericles DeAvila – Officer	-	6,789
Total Note Payable – Officer / Shareholder	$-	$20,526

Edward Johnson – Johnson Financing	$86,615	$200,000
Patrick Madison – Other Notes	20,000	15,000
Lionel Brown – Other Notes	20,000	7,500
Patricia Fielding – Other Notes	22,000	20,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	-
Asher Enterprises, Inc. – Other Notes	118,000	-
Total Note Payable – short term without discount	293,615	252,500
Net Discount on Convertible Notes (Asher)	(37,028)	-
Total Note Payable – short term	$256,587	$252,500

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$739,587	$756,026

Debt Maturity Schedule

As of December 31, 2010, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2011	$224,087
March 31, 2012	32,500
March 31, 2013	-
March 31, 2014	-
March 31, 2015	483,000

Total	$739,587

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

During the Quarter ended: December 31, 2010:

In November 2010, issued 576,923 shares valued at $.013 per share to Asher Enterprises, Inc. in conversion of $7,500 debt.

In November 2010, issued 4,287,000 shares valued at $.06 per share to shareholder and officers for anti-dilution shares for the period 3/31/2010 computed and approved in prior periods.

In November 2010, issued 1,709,500 shares valued at $.06 per share to shareholder and officers for anti-dilution shares for the period 6/30/2010 computed and approved in prior periods.

In November 2010, issued 8,872,000 shares valued at $.01 per share to shareholder and officers for anti-dilution shares for the period 9/30/2010 computed and approved in prior periods.

In November 2010, issued 89,000 shares valued at $.024 per share to short term note holders for extension of notes.

In November 2010, issued 11,900,000 shares valued at $.024 per share to shareholder and officers for anti-dilution shares for the period 11/24/2010 computed and approved in prior periods.

In November 2010, issued 4,610,330 shares valued at $.024 per share to shareholder for reimbursement of shares provided for the benefit of the Company.

In November 2010, issued 900,000 shares valued at $.038 per share to officers and directors for previously approved director fee and officer bonus.

In November 2010, issued 3,000,000 shares valued at $.024 per share to officers for S-8 grant shares.

In December 2010, issued 1,052,632 shares valued at $.0095 per share to Asher Enterprises, Inc. in conversion of $10,000 debt.

In December 2010 recorded an adjustment for $51,507 to additional paid-in capital which represents the fair value of the vested portion of the stock options granted on December 1, 2010.

In December 2010, issued 1,538,462 shares valued at $.0065 per share to Asher Enterprises, Inc. in conversion of $10,000 debt.

Note 6 - S-8 OPTIONS: PLAN/ EXERCISE

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

As part of a legal retainer agreement, Ronald Kaufman and or his firm was entitled to receive options under the S-8.  Mr. Kaufman contributed $30,000 to the Company in an exercise of a $.03 per share option as provided under the S-8 registration.  As a result of the exercise, 1,000,000 shares were issued on July 13, 2010.  At the time of issuance, the market value of the common shares was $.07 per share.  The difference between the market value ($.07) and the exercise price ($.03) was recorded as legal services.  The additional amount was computed as $40,000 ($.04 share price differential x 1 Million shares).  This amount was recorded to legal expense and to additional paid in capital.   Mr. Kaufman’s services were terminated in September 2010.  According to the terms of the service agreement, the Company is entitled to refund of a portion of the service fee.  The refundable fee has been written off at December 31, 2010.  As a result of termination. Kaufman, his firm and any other related party no longer has any rights to further options provided under the S-8 registration.

The Company issued the remaining 3,000,000 grant shares to the officers on November 24, 2010.  Due to the termination of the legal services agreement to Ronald Kaufman and the resignation of a former director, the Board authorized the allocation of the remaining options in the S-8 registration to the remaining two officers.  The options were granted on December 1, 2010.  Initial vesting of 25% occurred on January 1, 2010 (Vesting Date).  The vesting schedule provides vesting of the remaining 75% ratably over 24 months beginning at the end of January 2011. The options are available until the end of the current employment agreements which expire on March 31, 2016.  Therefore the term is 5.3 years from the date of grant.  On December 1, 2010, the Board approved the granting the following options to the two officers of the Company.

In January 2011, the Company entered into a transaction with Solar Tracer Corporation and First Diversified Equities, Inc.  The terms of these transactions resulted in a change in voting control of the Company.  The effect of the change in control is to result in immediate vesting for the officers in all options as of the date of the change in control.  The change occurred on January 7, 2011.  The Board authorized the continuation of the stock option plans under the original terms and conditions after the change in control.  Accordingly the officers are evenly allocated the following options; 3,000,000 are exercisable at $0.03 and 4,000,000 are exercisable at $0.06 and 4,000,000 are exercisable at $0.09 3mi.llion.  Based on the date of grant and the vesting occurring in January 2011, the Company computed the fair value of the stock options using the black scholes model.  The value was determined to be $206,029.  A total of $51,507 was recognized during the period which represent the 25% vesting on January 1, 2011. The Company has recognized that the change in control resulting from the acquisition of Solar Tracer Corporation and First Diversified Securities results in full vesting at the date of the change on control.  The vested amount will be recognized in the period of the change which is expected in the 4th quarter for the fiscal year ended March 31, 2011.

Note 7 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the nine month period ending December 31, 2010. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management has several contracts under review and three large transactions under negotiation as of December 31, 2010.  The finalization and implementation of these contracts has been significantly delayed due to serious issues encountered with the former manufacturer which are now in litigation.   A claim was recently filed against the former manufacturer that has claims for significant damages.

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

The Company’s financial statements for the nine month period ended December 31, 2010 and 2009 do not include any provision for income taxes. No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2010 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Note 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, payables, and notes payable. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

Note 10 – DISCONTINUED OPERATIONS

At December 31, 2010, Sector 10, Inc owned 75% of the common shares of Sector 10 Services USA, Inc., and maintained a distribution agreement with Sector 10 Holdings, Inc. currently the 52.43% majority shareholder of Sector 10, Inc.  Prior to the consummation of the transaction under the Solar Tracer Corporation Stock Exchange Agreement, Sector 10 Holdings, Inc. terminated the distribution agreement with Sector 10, Inc.  As part of the termination/dissolution, the emergency response business together with all associated technology and related assets, inventory, contracts and agreements, whether proposed, pending or in force, and the full shares of Sector 10 Services USA, Inc. were distributed to Sector 10 Holdings, Inc. in settlement of the termination/liquidation of the distribution agreement.

The assets transferred under this distribution included the following:

Asset Description	Total

Inventory	$18,409
Net Fixed Assets	8,752
Network Acquisition and Development Costs	931,181

Total	$958,342

The assets and related operating activities for the emergency response business are reflected as discontinued operations in the financial reports for the period ended December 31, 2010.

All operating activities associated with the emergency response business are treated as discontinued operations in the financial reports for the period ended December 31, 2010.  Losses from discontinued operations for the nine month and three month period ended December 31, 2010 are summarized as follows:

	Nine Months Ended		Inception to
	December 31, 2010	December 31, 2009	December 31, 2010

Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	1,691,013	1,136,697	6,625,092
Depreciation	5,194	3,338	15,354
Research and development	-	-	226,108
Total expenses	1,696,207	1,140,035	6,866,554
Income (loss) from discontinued operations	$(1,696,207)	$(1,140,035)	$(6,866,086)

	Three Months Ended
	December 31, 2010	December 31, 2009

Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Expenses:
General and administrative	892,567	414,283
Depreciation	1,113	1,113
Research and development	-	-
Total expenses	893,680	415,396
Income (loss) from discontinued operations	$(893,680)	$(415,396)

Note 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

a)	Acquisition of Solar Tracer Corporation

A definitive Agreement was entered into on January 7, 2011 with the signing of the Stock Exchange Closing Statement between Sector 10, Inc. and Solar Tracer Corporation documenting the acquisition of Solar Tracer Corporation by Sector 10, Inc.

Sector 10, Inc. entered into a tentative Stock Exchange Agreement with Solar Tracer Corporation dated December 22, 2010.  The tentative agreement called for the acquisition of Solar Tracer Corporation subject to the terms and conditions set forth in the agreement.  The agreement was tentative subject to the results of the due diligence review by both parties.  Due diligence reviews were to be completed on or before January 7, 2011.  Closing was scheduled for January 7, 2011.  Due diligence was completed on January 7, 2011.  The Board of Directors for Sector 10, Inc. approved the closing of the Stock Exchange Agreement on January 7, 2011.

Under the Stock Exchange Agreement, Sector 10, Inc acquired 100% of Solar Tracer Corporation, an alternative energy R&D company seeking to capitalize on the $450 Billion global alternative energy market by developing Solar Tracer™, a low cost, high efficiency solar concentrator for national and international licensing and sale. In terms of domestic applications, Solar Tracer™ will use concentrating solar power technology to capture energy from the sun and use it to provide hot water for homes. In terms of large, commercial applications, Solar Tracer™ will use concentrating solar power technology to capture energy from the sun and transfer it in the form of heat to run steam turbine generators which, in turn, produce electricity which is then sold to power grids. The company believes that Solar Tracer™ will exceed the performance of the current generation of linear concentrator systems. (www.solartracer.com)

Under the terms of the Stock Exchange Agreement dated December 22, 2010 that was completed on January 7, 2011 though the Stock Exchange Closing Agreement, the significant terms and conditions agreed to by the parties is as follows:

1)
Solar Corporation Exchange.  Solar Tracer Corporation (“Solar”) transfers to Sector 10, Inc., 1,500 shares of common stock of Solar which represents 100% of the issued and outstanding shares of the capital stock of Solar as of the date of this Agreement and will represent 100% of the issued and outstanding shares of capital stock of Solar as of the date of the Closing.

2)
Sector 10, Inc.  Exchange. Sector 10, Inc. transfers to Solar, a total of 60,000,000 shares of common stock of Sector 10, Inc.  The new issued common shares of Sector 10, Inc. issued under this Agreement will not be registered pursuant to the provisions of the Securities Act of 1933, as amended (the “Securities Act”) and will be subject to Rule 144 of the Securities and Exchange Commission.

3)
Reverse Split and Additional Stock Issue.  Subsequent to the closing of the transaction, the Sector 10, Inc. Board of Directors shall authorize Sector 10, Inc. to restructure the Sector 10, Inc. Capital Stock through a 26-1 reverse stock split.  All shareholders of record as of the transaction date will receive 1 new share for every 26 common shares owned at the transaction date.  After the 26-1 reverse split is completed and approved by regulatory authorities including FINRA, additional Sector 10, Inc. post split common shares of 60,000,000 common shares will be issued to Solar or its assigns.  The new issued common shares of Sector 10, Inc.  issued under this Agreement will be not registered pursuant to the provisions of the Securities Act of 1933, as amended (the “Securities Act”) and will be subject to Rule 144 of the Securities and Exchange Commission.

4)
Reserve and Proxy.  In addition to the new issued shares above, Sector 10,Inc.’s current majority shareholder, Sector 10 Holdings, Inc., shall place in reserve not less than 30,000,000 shares of Sector 10 Common shares.  For all Sector 10, Inc. common shares held in reserve, Sector 10 Holdings, Inc. agrees to transfer voting rights via proxy to Solar. Upon the execution and/or completion of the reverse split described above, any reserved shares shall be released to Sector 10 Holdings, Inc. and any proxy associated with such shares will be terminated.

5)
Change on Control.   The shares issued pursuant to item 2 and 3 above and the reserve and proxy provided under item 4 shall result in a Change in Voting Control of Sector 10, Inc. at the time of the issuance of the shares under item 2 and the reserve/proxy under item 4.

b)	Distribution of Emergency Response Business and Related Assets:

At December 31, 2010, Sector 10, Inc owned 75% of the common shares of Sector 10 Services USA, Inc., and maintained a distribution agreement with Sector 10 Holdings, Inc. currently the 52.43% majority shareholder of Sector 10, Inc.  Prior to the consummation of the transaction under the Solar Tracer Corporation Stock Exchange Agreement, Sector 10 Holdings, Inc. terminated the distribution agreement with Sector 10, Inc.   As part of the termination/dissolution, the emergency response business together with all associated technology and related assets, inventory, contracts and agreements, whether proposed, pending or in force, and the full shares of Sector 10 Services USA, Inc. were distributed to Sector 10 Holdings, Inc. in settlement of the termination/liquidation of the distribution agreement.

The assets transferred under this distribution included the following:

Asset Description	Total

Inventory	$18,409
Net Fixed Assets	8,752
Network Acquisition and Development Costs	931,181

Total	$958,342

The assets and related operating activities for the emergency response business are reflected as discontinued operations in the financial reports for the period ended December 31, 2010.

c)	Acquisition of First Diversified Equities, Inc.

On January 7, 2011, Sector 10, Inc. closed on the acquisition of Solar Tracer Corporation.  As part of that transaction, Solar Tracer Corporation obtained voting control of the Company and the Company continued to pursue the review of other acquisition prospects.  The representatives of Solar Tracer Corporation presented First Diversified Equities, Inc. as another candidate for acquisition.  Solar Tracer Corporation representatives authorized and approved the acquisition transaction with First Diversified Equities, Inc.  Accordingly, the following documents the acquisition of First Diversified Equities, Inc.

Under the Stock Exchange Agreement, Sector 10, Inc acquired 100% of First Diversified Equities, Inc. First Diversified Equities, Inc. is a business development, licensing and acquisition firm. First Diversified counts among its assets, American Beverage Distributors, which has entered into a joint venture agreement to acquire exclusive right to distribute an internationally known name brand energy drink in the North and South American markets.  First Diversified Equities holds certain marketing and distribution rights to the Tonino Lamborghini Energy Drink and the Sugar Crush Diabetic Drink line of Products. Sales of these products are currently underway nationally and internationally and news and events are expected to be disclosed later in the 4th quarter as developments materialize.

A definitive Agreement was entered into on February 3, 2011 with the signing of the Stock Exchange Closing Statement between Sector 10, Inc. and First Diversified Equities, Inc. documenting the acquisition of First Diversified Equities, Inc. by Sector 10, Inc.

Sector 10, Inc. entered into a tentative Stock Exchange Agreement with First Diversified Equities, Inc. dated January 21, 2011.  The tentative agreement called for the acquisition of First Diversified Equities, Inc. subject to the terms and conditions set forth in the agreement.  The agreement was tentative subject to the results of the due diligence review by both parties.  Due diligence reviews were to be completed on or before February 1, 2011.   2011.  The period for due diligence review was extended and due diligence was completed on February 3, 2011.  The Board of Directors for Sector 10, Inc. approved the closing of the Stock Exchange Agreement on February 3, 2011 and the closing was completed on February 3, 2011.

Under the terms of the Stock Exchange Agreement dated January 21, 2011 that was closed on February 3, 2011 though the Stock Exchange Closing Agreement, the significant terms and conditions agreed to by the parties is as follows:

1)
First Diversified Exchange.  On the terms and subject to the conditions set forth in this Agreement, at the closing of the transaction contemplated by this Agreement (the “Closing”), which is more particularly described in Article IV below, First Diversified will transfer to Sector 10, Inc., 25,000,000 shares of common stock of First Diversified which represents 100% of the issued and outstanding shares of the capital stock of First Diversified as of the date of this Agreement and will represent 100% of the issued and outstanding shares of capital stock of First Diversified as of the date of the Closing (“the Closing Date”).

2)
Assignment of Rights to Post Split Shares.    The Stock Exchange Agreement between Sector 10, Inc. and Solar Tracer Corporation dated December 22, 2010 (“Solar Tracer Stock Exchange Agreement”) required that Sector 10, Inc. complete a 26-1 reverse stock split.  Upon final approval of the reverse stock split, 60,000,000 shares were authorized to be issued to a designated shareholder of Solar Tracer Corporation. As agreed by all parties under the Solar Tracer Stock Exchange Agreement, the issued shares including the post reverse split shares would be issued to Sterling, LLC.   Sterling, LLC has agreed to assign its full rights to the post reverse common shares of Sector 10 Inc. to First Diversified as part of this Agreement.  Accordingly, in consideration of the exchange of 100% of the First Diversified shares set forth in Section 1.1 above, all parties agree that the 60,000, 000 shares to be issued after the reverse stock split will be issued to First Diversified or its assignees as consideration for the exchange of 100% of the First Diversified common shares exchanged under Section 1.1 above.  This issue will be made based solely on the assignment by Sterling, LLC as set forth in this Section 1.2.   Sterling, LLC and Solar Tracer Corporation are part of this Agreement only to the extent of confirming the assignment of the shares required under this Section 1.2.  Sterling, LLC and Solar Tracer Corporation have no other involvement or obligation under this agreement.  Except for the assignment of the shares discussed herein, there are no other changes to the rights, obligations or other terms and conditions set forth in the Solar Tracer Stock Exchange Agreement.

3)
Reverse Split and Additional Stock Issue. Subsequent to the Closing of the Transaction contemplated under this Agreement, the Sector 10, Inc. Board of Directors shall authorize Sector 10, Inc. to restructure the Sector 10, Inc. capital stock through a 26-1 reverse stock split.  All shareholders of record as of the transaction date will receive 1 new share for every 26 common shares owned at the transaction date.  After the 26-1 reverse split is completed and approved by regulatory authorities including FINRA, additional post split common shares of 60,000,000 will be issued to First Diversified or its assigns based on the assignment set forth in Section 1.2 above.  Upon completion of this secondary issuance, First Diversified shall own a total of 60,000,000 common shares after the 26-1 reverse split.  The new issued common shares of Sector 10, Inc. issued under this Agreement will be not registered pursuant to the provisions of the Securities Act of 1933, as amended (the “Securities Act”) and will be subject to Rule 144 of the Securities and Exchange Commission.

4)
Management and Board Changes.  The First Diversified Stock Exchange Agreement requires that First Diversified Equities, Inc. and Solar Tracer Corporation review any changes to Management and the Board of Directors in order to integrate First Diversified Management into Sector 10, Inc. Initial changes in the CEO are expected to be implemented after the filing of the Form 10-Q for the period ended December 31, 2010. Other changes will be integrated and completed as agreed by all parties and effective on or before the fiscal year ended March 31, 2011.

5)
Payment of Liabilities. The First Diversified Equities, Inc. Stock Exchange Agreement and Solar Tracer Corporation Stock Exchange Agreement requires First Diversified Equities, Inc. and Solar Tracer Corporation to assume the responsibility for payment and/or satisfying all debts and obligations of Sector 10, Inc. in effect as of the acquisition date.  Current Sector 10, Inc. Management has agreed to work with First Diversified Equities, Inc. and Solar Tracer Corporation in an effort to work out a payment plan acceptable by all applicable creditors.

d)	Impact of Acquisition of Solar Tracer Corporation and First Diversified Equities, Inc.

The following balance sheet adjustments are estimated to project the impact of the acquisitions of Solar Tracer Corporation and First Diversified Equities, Inc.

	DR (CR)
	Assets	Current Liabilities	Long Term Liabilities	Capital Stock	APIC	Retained Earnings

Balance @ December 31, 2010	$958,350	$(1,795,172)	$(483,000)	$(88,279)	$(5,775,571)	$7,183,672

Transfer of Discontinued Assets	(958,342)				958,342

Merger Adjustments	2,500,000			(67,383)	4,751,055	(7,183,672)

Balance after Corporation Merger	$2,500,008	$(1,795,172)	$(483,000)	$(155,662)	$(66,174)	$0

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

Results of Operations

Nine Months Ended December 31, 2010 as Compared to the Nine Months Ended December 31, 2009

Revenues -

The Company had no revenues for the nine months ended December 31, 2010.

The Company had no revenues for the nine months ended December 31, 2009.

Other Income-

The Company had no other income for the nine months ended December 31, 2010.

The Company had no other income for the nine months ended December 31, 2009.

Operating Expenses -

The Company had no operating expenses for the nine months ended December 31, 2010.

The Company had no operating expenses for the nine months ended December 31, 2009.

General and Administrative Expenses - (reported in Loss from Discontinued Operations)

General and administrative expenses were $1,691,013 for the nine months ended December 31, 2010 which was made up primarily of Financing Fee - $678,845, Wages - $463,781, Professional fees – Legal & Accounting - $453,381, Payroll/Benefits tax, insurance and expenses - $41,601, Professional fees - investor relations $34,270, Filing fees - $5,995, Director and Business Advisory Board fees - $5,226 and other expenses of $7,914.

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

Depreciation Expense – (reported in Loss from Discontinued Operations)

Depreciation expense for the nine months ended December 31, 2010 was $5,194.

Depreciation expense for the nine months ended December 31, 2009 was $3,338.

Interest Expense –

Interest expense for the nine months ended December 31, 2010 was $239,526.

Interest expense for the nine months ended December 31, 2009 was $35,355.

Loss from Discontinued Operations –

Loss from discontinued operations for the nine months ended December 31, 2010 was $1,696,207 which was comprised of general and administrative expenses - $1,691,013 and depreciation - $5,194.

Loss from discontinued operations for the nine months ended December 31, 2009 was $1,140,035 which was comprised of general and administrative expenses - $1,136,697 and depreciation - $3,338.

Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009

Revenues -

The Company had no revenues for the three months ended December 31, 2010.

The Company had no revenues for the three months ended December 31, 2009.

Other Income-

The Company had no other income for the three months ended December 31, 2010.

The Company had no other income for the three months ended December 31, 2009.

Operating Expenses -

The Company had no operating expenses for the three months ended December 31, 2010.

The Company had no operating expenses for the three months ended December 31, 2009.

General and Administrative Expenses - (reported in Loss from Discontinued Operations)

General and administrative expenses were $892,567 for the three months ended December 31, 2010 which was made up primarily of  Financing Fees - $476,855, Wages - $227,007, Professional fees – Legal & Accounting - $160,550, Professional fees - investor relations $15,250, Payroll/Benefits tax, insurance and expenses - $10,018 and other expenses of $2,887.

General and administrative expenses were $414,283 for the three months ended December 31, 2009 which was made up primarily of  Financing Fees - $172,443, Wages - $158,700, Professional fees – Legal & Accounting - $52,369,  Insurance expenses - $24,990, Filing fees - $1,476 , Professional fees - investor relations $1,022  and other expenses of $3,283.

Depreciation Expense – (reported in Loss from Discontinued Operations)

Depreciation expense for the three months ended December 31, 2010 was $1,113.

Depreciation expense for the three months ended December 31, 2009 was $1,113.

Interest Expense –

Interest expense for the three month period ended December 31, 2010 was $55,910.

Interest expense for the three month period ended December 31, 2009 was $14,875.

Loss from Discontinued Operations –

Loss from discontinued operations for the three months ended December 31, 2010 was $893,680 which was comprised of general and administrative expenses - $892,567 and depreciation - $1,113.

Loss from discontinued operations for the three months ended December 31, 2009 was $415,396 which was comprised of general and administrative expenses - $414,283 and depreciation - $1,113.

Liquidity and Capital Resources

As of December 31, 2010, Sector 10 had cash of $8.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2011 or for any future period.

Total Assets -

The Company had $958,350 in total assets as of December 31, 2010, comprised of cash - $8, Inventory - $18,409, Net Fixed Assets - $8,752 and Network Acquisition/Development Costs - $931,181.  In January 2011, the Company entered into a Stock Exchange Agreement with Solar Tracer Corporation.  Immediately before the closing of this agreement on January 7, 2011, the Company transferred all of its assets related to the Emergency Response Business to Sector 10 Services USA, Inc.  The transferred assets totaled $958,342 and included inventory $18,409 Net Fixed Assets - $8,752 and Network Acquisition/Development Costs - $931,181.

Working capital -

Based on the transactions involving Solar Tracer Corporation and First Diversified Equities that occurred subsequent to December 31, 2010, the Company is expected to have access to capital and/or lines of credit that will be used to meet short term and long term cash needs.  The settlement of all outstanding liabilities and accrued expenses are included in the transactions.  The Company will work with vendors to make arrangements to pay down outstanding balances on a mutually agreed basis.  With the closing of the above transactions, the Company anticipates that sales activity will begin in the 4th quarter fiscal year ended March 31, 2011 and continue in the subsequent quarters.  Sales activity is expected to generate sufficient cash flow to fund the ongoing operations of the business. There is no guarantee that we will be successful in arranging financing on acceptable terms or that future sales activity will be sufficient for funding operations.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Total Liabilities -

Current liabilities as of December 31, 2010 were $1,795,172. The balance was composed of accounts payable and accrued liabilities of $1,538,585, note payable to outside investors of $293,615 and net discount on convertible debt of ($37,028).

Long term liabilities as of December 31, 2010 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of December 31, 2010 were $2,278,172.

Cash flows -
	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
Sources and Uses of Cash	2010	2009
Net cash provided by / (used in)
Operating activities	$(183,141)	$(91,758)
Investing activities	(19,296)	-
Financing activities	202,375	61,082

Increase/(decrease) in cash and cash equivalents	$(62)	$(30,676)

Period ended December 31, 2010 and 2009
Cash and cash equivalents	$8	$4,340

Operating Activities -

Cash used in operations for the nine months ended December 31, 2010 was ($183,141). Operating activities were affected by stock for services - $1,163,621; depreciation expense - $5,194; change in prepaid expenses – $6,770; and change in accounts payable and accrued liabilities - $407,711.

Cash used in operations for the nine months ended December 31, 2009 was ($91,758). Operating activities were affected by stock for services - $478,381; depreciation expense - $3,338; change in accounts receivable – $2,000; change in deposits $10,000 and change in accounts payable and accrued liabilities -$608,413 and change in deferred revenue - ($ 18,500).

Investing Activities -

Cash used from investing activities for the nine months ended for December 31, 2010 was ($19,296) which represented the full asset cost of the vehicle transferred to a shareholder.

Cash used from investing activities for the nine months ended for December 31, 2009 was $0.

Financing Activities -

Cash provided from financing activities for the nine months ended for December 31, 2010 was $202,375 comprised from net proceeds from notes payable of $175,000, cash exercise of options for $30,000, proceeds from shareholder/officers - $1,835 and net payments on shareholder / officer notes of ($4,460).

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

(b)
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 10, 2010, the Company filed a response and counterclaim against claims presented by Dutro Company and Reality Engineering that were originally filed against the Company in February 2010.  On July 8, 2010, The Company filed a claim against Dutro Company, Reality Engineering, all individuals included in the Dutro Group and other individuals and entities.  The Company is seeking relief for the significant damages resulting from Dutro Group actions including breach of the Manufacturing Agreement, breach of the promissory note, failure to perform on the Reality Engineering project, loss of patent rights due to Dutro actions, unauthorized use of confidential materials and other claims as they relate to interference with business, financial relational relationships causing delays and serious financial losses to the Company and investors.    The Company has engaged attorneys to dispute the claims filed by the Dutro Group and to vigorously seek relief for the damages incurred by Dutro Group actions. The full damages have not been computed or estimated as of February 18, 2011. The Company will work with the attorneys in quantifying the damages resulting for the Dutro Group actions.  The Company believes that such damages will be significant. The litigation process is ongoing and is not resolved as of February 18, 2011.

A settlement conference was held in April 2010 and October 2010 regarding the Doty Scott litigation.  The parties were unable to reach any settlement agreement.  The case is ongoing and not resolved as of February 14, 2011. The Court has established procedural deadlines at various dates throughout 2010 and a final date for all motions to be made on or before April 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information

The Company Board of Directors requested that Management seek opportunities to acquire businesses that may assist the Company in its future expansion/development and also provide benefits in obtaining potential funding.  The Board requests that Management provide preliminary information on any potential acquisitions or purchases prior to engaging in a letter of intent or other commitments on behalf of the Company.  Board approval is required prior to any such commitment to proceed in any acquisition or business purchase transaction.  Management identified Solar Tracer Corporation and First Diversified Equities, Inc. as acquisition targets.

Alan Rouleau, Director of the Company since November 2007 submitted his resignation to the Board of Directors on September 3, 2010.  The resignation was accepted by the Board of Directors effective September 3, 2010.  No replacement has been made as of February 18, 2011.

As a result of the acquisitions of Solar Tracer Corporation on January 7, 2011 and First Diversified Equities, Inc, on February 3, 2011, new management and members of the Board of Directors will be elected to manage the ongoing Company operations.  Pericles DeAvila will be replaced as President of the Company by Sam Dichy, current President of First Diversified, Inc.  This change will occur immediately upon the filing of the Form-10Q for the period ended December 31, 2010.

As a result of these transactions, the name of the Company will be changed to First Diversified Equities, Inc., a new symbol applied for and the Company headquarters will be relocated to Miami, FL.

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

Sector 10, Inc.

February 22, 2011	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

February 22, 2011	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer