Form 10-K
period 2011-03-31
SECTOR 10 INC
filed 2012-02-13
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

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

As of February 9, 2012, the Registrant had 145,557,217 shares of Common Stock issued and outstanding with an average market value of $.0005 per share for a total market value of $72,779.

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

Employees

As of March 31, 2011, the Company has 2 employees and no current payroll.  A total of 2 persons (CEO and CFO) work part time for the company and also work for the majority shareholder Sector 10 Holdings, Inc.  Beginning in May, 2009, the CEO and CFO compensation was accrued on the Company books.  No cash compensation was paid during the fiscal year.

The Company had anticipated hiring additional employees.  Due to serious issues resulting from the prior manufacturer, the Company has been delayed in their sales and production efforts and as a result have not had the funding to hire the personnel needed to assist in its growth.  The Company is working on different funding approaches that may provide the ability to close several large sales proposals that currently exist.  The Company shall use revenues and additional funding to hire new personnel.  Such hiring may not occur until the fiscal year ended March 31, 2013.

ITEM 2 DESCRIPTION OF PROPERTIES

The Company’s administrative offices are located in an office facility located at 14553 South 790 West #C Bluffdale, UT 84065. The facility contains approximately 2,000 square feet of office space. The lease is maintained by the principal shareholder of the Company.  Shared expenses incurred by Sector 10 Holdings were allocated to the Company on a monthly basis through April 2009.  The allocation includes a portion for rent expenses.  No further rent has been assessed. The Company will seek new office space to accommodate the growth in personnel expected when the sales activity begins in fiscal 2013.  No lease discussions regarding arrangement have begun as of the date of this report.

ITEM 3. LEGAL PROCEEDINGS

The Company is aware of the following situation regarding litigation, pending or threatened, to which it is a party.

Dutro Group, Dutro Company & Reality Engineering

The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis and Lee Allen and other parties.  The litigation is ongoing and is expected to continue into the fiscal year ended March 31, 2013. The Company has engaged attorneys to dispute the claims filed by the Dutro Group and to vigorously seek relief for the damages incurred by Dutro Group actions.  The Company believes that sufficient reserves are included in the financial statements for exposures for the issues represented in these actions.

 Edward  Johnson

The Company is past due on the unpaid balance of a note payable plus accrued interest to Edward Johnson.  The note collection and other issues are pending in current litigation.  The litigation is not expected to be resolved until at least during the fiscal year ended March 31, 2013.  The Company believes that sufficient reserves are included in the financial statements for exposures for this case

Doty Scott

Doty Scott is a consultant that delivered services to the Company prior to November 20, 2007 which was the date of the merger between SKRM Interactive, Inc. and Sector 10 USA, Inc. (now Sector 10, Inc.)  The amount due the consultant is at dispute in pending litigation.  Settlement discussions have been ongoing but no resolution has been achieved as of the date of this filing. The litigation is not expected to be resolved until at least during the fiscal year ended March 31, 2013.  Based on the facts of the case, the Company believes that sufficient reserves are included in the financial statements for exposures for this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2011, other than those for which the majority of shares entitled to vote upon were approved as set forth in the Pre 14C Information Statement, filed on March 14, 2011, approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to the authorization of the reverse stock split.  The Solar Tracer shareholders and their representatives were the majority shareholders approving the reverse stock.  The Solar Tracer representatives cancelled the Solar Trace acquisition on April 4, 2011and all of their shares were cancelled.  The reverse split was on hold pending a review of the new board of directors and shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The pending litigation has impacted the Company operations which has caused delays in filing various reports.  Due to the late filing, the Company Common Stock trading has been moved from the Over the Counter Bulletin Board under the symbol SECI.OB to trading on the Pink Sheets under the symbol SECI.PK. Prior to May 19, 2009, the stock traded under the symbol “SECT.OB.” The Company’s stock began trading subsequent to its year end of March 31, 2006. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of February 3, 2012, the Company had approximately 206 shareholders of record.

The following chart sets out the Open, High, Low, Close, Volume and Adjusted Close Price for the stock for the period from March 31, 2010 until March 31, 2011.  The dates represent the last trading date for the respective month:

Date	Volume	Open	High	Low	Close
2011-03-31	15,000	0.004	0.004	0.004	0.004
2011-02-28	408,500	0.01	0.012	0.01	0.012
2011-01-31	447,000	0.0065	0.006	0.006	0.0065
2010-12-31	153,300	0.0099	0.0083	0.009	0.0086
2010-11-30	48,000	0.02	0.018	0.018	0.02
2010-10-29	36,530	0.034	0.025	0.034	0.03
2010-09-30	256,395	0.031	0.023	0.023	0.029
2010-08-31	14,700	0.02	0.0171	0.0171	0.017
2010-07-30	594,740	0.035	0.0275	0.0275	0.035
2010-06-30	56,600	0.08	0.0601	0.075	0.061
2010-05-28	994,653	0.1	0.06	0.065	0.09
2010-04-30	137,950	0.033	0.021	0.031	0.03
2010-03-31	124,600	0.06	0.051	0.06	0.055

The Company’s transfer agent is OTC Stock Transfer, Inc. of Salt Lake City, Utah.

 ITEM 6.  SELECTED FINANCIAL DATA

   None

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company’s cash balance is insufficient to satisfy the Company’s cash requirements for the next 12 months. Due to issues surrounding Dutro Group and other pending litigation, the ability to deliver products to customers has been delayed.  As of this filing date, the Company is in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring is expected to be completed by the end of the fiscal year ended March 31, 2012.  Potential funding is not expected until sometime in the fiscal year ended March 31, 2013. At that time, the Company will be able to reestablish an outsourced manufacturing partner to provide the needed manufacturing capacity.  The Company is continuing its efforts to secure sales opportunities during the restructuring period.

The shareholders approved a sale of the company to Solar Tracer Corporation and First Diversified Equities, Inc. in January 2011.  The transaction with Solar Tracer closed in January 2011 and closed with Fist Diversified in February 2011.  Based on the structure of the transactions, the Company anticipated the spin off of the emergency response business in order to devote resources to new business sectors.    The management of the Company was appointed by Solar Tracer and First Diversified in February 2011.  In April, 2011, Solar Tracer and First Diversified
cancelled their commitment to the transaction and returned all common shares received at the original closing.   The management and all directors resigned on April 15, 2011. As a result of this cancellation and resignations, the shareholders reappointed the Company’s former directors to manage the Company.

The newly appointed management requested an accounting for all activities that occurred during the Solar Tracer and First Diversified management.  Minimal information was received.  Due to the lack of information, the security and financial reports required to be filed for have been delinquent for the year ended March 31, 2011 and the periods ended June 30, 2011 and September 30, 2011.   Due to the late filing, the Company Common Stock trading has been moved from the Over the Counter Bulletin Board under the symbol SECI.OB to trading on the Pink Sheets under the symbol SECI.PK..  The Company is in the process of filing all delinquent reports and expects to be current with filings with the filing of the Form 10-Q for the period ended December 31, 2011 which is due on February 14, 2012.  Due to the change in the trading platform, the Company will file all delinquent reports with unaudited financial statements.

Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the pending litigation and the current restructuring, the Company operations are not likely to produce positive cash flow until at least the fiscal year ended March 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

Results of Operations for the year ended March 31, 2011 as compared to the year ended March 31, 2010.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2011.

The Company had no revenues for the fiscal year ended March 31, 2010.

Other Income-

The Company had no other income for the fiscal year ended March 31, 2011.

The Company had no other income for the fiscal year ended March 31, 2010.

 Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2011.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2010.

General and Administrative Expenses -

General and administrative expenses were $1,846,378 for the fiscal year ended March 31, 2011.  These expenses are made up of financing fees - $678,845, wages - $592,229, professional fees – legal – $428,856, other professional fees of $82,799, payroll tax and benefits of $31,362, insurance expense – 10,239 and other expenses of $22,048.

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

Depreciation Expense –

Depreciation expense was $6,307 for the fiscal year ended March 31, 2011.

Depreciation expense was $4,450 for the fiscal year ended March 31, 2010.

Interest expense

The Company had interest expense of $288,581 for the year ended March 31, 2011.

The Company had interest expense of $51,310 for the year ended March 31, 2010.

Other expense

The Company had other expense of $431,181 for the year ended March 31, 2011.  The expense is entirely attributed to the impairment of the Network Acquisition/Development Asset reflected as of the fiscal year end March 31, 2011.

The Company had other expense of $216,814 for the year ended March 31, 2010.  The expense is entirely attributed to the impairment of the Network Acquisition/Development Asset reflected  as of the fiscal year end March 31, 2010.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $0 with a deficit in working capital of $1,883,656 as of March 31, 2011 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $526,049 in total assets for the year ended March 31, 2011. Our total assets are comprised of Cash - $ 0, Inventory – $18,409, Net fixed assets - $7,640, and Network acquisition / development costs - $500,000.  The network development and acquisition costs include the development costs originally transferred by Sector 10 Holdings.

Working capital -

Since the merger on November 20, 2007, we initially have financed the operations exclusively through advances from shareholders and officers. Beginning in May 2008, outside investors have assisted in provided working capital. Total cumulative outside capital received amounted to $657,500 as of the fiscal year ended March 31, 2011.

As of this filing date, the Company is in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring is expected to be completed by the end of the fiscal year ended March 31, 2012.  Potential funding is not expected until sometime in the fiscal year ended March 31, 2013.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Liabilities -

Current liabilities as of March 31, 2011 were $1,902,065. The balance was composed of accounts payable and accrued liabilities of $1,659,015 and note payable to outside investors of $243,050.

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

Long term liabilities as of March 31, 2011 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Long term liabilities as of March 31, 2010 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of March 31, 2011 were $2,385,065.  Total liabilities as of March 31, 2010 were $1,899,334.

Cash flows -
	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2011	2010
Net cash provided by / (used in)
Operating activities	$(183,148)	$(48,218)
Investing activities	(19,296)	-
Financing activities	202,374	13,272

Increase/(decrease) in cash and cash equivalents	$(70)	$(34,946)

Years ended March 31, 2011 and 2010
Cash and cash equivalents	$0	$70

Operating Activities -

Cash used in operations for the year ended March 31, 2011 was $183,148.  This included a loss from operation of $2,572,447, stock issued for services of $1,217,279, loss due to impairment of $431,181, net discount on convertible debt of $191,259, change in prepaid expenses of $6,770,  net change in accounts payable and accrued liabilities of $536,503 and an adjustment for non cash depreciation expense of $4,450.

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

Investing Activities -

Cash used in Investing Activities for the year ended March 31, 2011 was $19,296.

There was no cash used in Investing Activities for the year ended March 31, 2010.

Financing Activities -

Cash provided in financing activities for the year ended March 31, 2011 was $202,374.  This was comprised of note payable from outside investors of $175,000, net advances from related parties including Sector 10 Holdings / Peric DeAvila of $(2,626) and proceeds from option exercise $30,000.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2011.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

Dependence upon Suppliers and Other Third Parties: The Company relies on outsourced manufacturers for the production of all Sector 10 products.  Dutro Company was the exclusive outsourced manufacturer through September 30, 2009 under a manufacturing agreement.  The agreement was terminated and the Company claims that Dutro breached the agreement and damaged the Company’s business.  Litigation is pending regarding the breach of contract and other issues resulting in significant delays in production capability and capacity.

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

ITEM 8.  FINANCIAL STATEMENTS
Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
For the Years Ended March 31, 2011 and 2010

	March 31, 2011	March 31, 2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$-	$70
Inventory, net	18,409	18,409
Prepaid assets	-	6,770
Total current assets	18,409	25,249
Fixed assets - cost	22,250	22,250
Less: accumulated depreciation	(14,610)	(10,160)
Net fixed assets	7,640	12,090
Other assets - Network acquisition/development costs	500,000	931,181
Total assets	$526,049	$968,520

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,659,015	$1,143,308
Note payable - short term	243,050	252,500
Note payable - officer/shareholder	-	20,526
Total current liabilities	1,902,065	1,416,334
Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000
Total liabilities	2,385,065	1,899,334
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 164,414,570 and 42,693,268 shares issued and outstanding, respectively	164,414	42,693
Additional paid-in-capital	5,796,956	4,274,432
Deficit accumulated during development stage	7,820,386)	(5,247,939)
Total shareholders' equity (deficit)	(1,859,016)	(930,814)
Total liabilities and shareholders' equity (deficit)	$526,049	968,520

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2011 and 2010 and for the Period From Inception,
September 16, 2002 to March 31, 2011

	Years Ended		Inception to
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Audited)
Sales		$-	$18,500
Cost of Sales		-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	1,846,378	4,153,722	7,080,843
Depreciation	6,307	4,450	16,467
Research and development	-	161,336	226,108
Total expenses	1,852,685	4,319,508	7,323,418
Income (loss) from operations	(1,852,685)	(4,319,508)	(7,322,950)
Interest expense	(288,581)	(51,310)	(366,641)
Other income: debt restructuring	-	-	517,200
Other expense: impairment loss	(431,181)	(216,814)	(647,995)
Net income (loss) before income taxes	(2,572,447)	(4,587,632)	(7,820,386)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(2,572,447)	$(4,587,632)	$(7,820,386)

Weighted Average Shares Outstanding - basic and diluted	76,792,626	22,272,414
Basic and diluted income (loss) per share
Continuing Operations	$(0.03)	$(0.20)

Net Income (Loss)	$(0.03)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from September 16, 2002 (inception) through March 31, 2011

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Balance at Inception, September, 16, 2002	-	$-	$-	$-
Issued Shares	5,000,000	5,000	(1,414)	-
Net loss for the period	-	-	-	(3,586)
Balance at December 31, 2002	5,000,000	5,000	(1,414)	(3,586)
Net loss for the period	-	-	-	-
Balance at December 31, 2003	5,000,000	5,000	(1,414)	(3,586)
Net loss for the period	-	-	-	-
Balance at December 31, 2004	5,000,000	5,000	(1,414)	(3,586)
Net loss for the period	-	-	-	-
Balance at December 31, 2005	5,000,000	5,000	(1,414)	(3,586)
Net loss for the period	-	-	-	-
Balance at March 31, 2006	5,000,000	5,000	(1,414)	(3,586)
Net loss for the period	-	-	-	-
Balance at March 31, 2007	5,000,000	5,000	(1,414)	(3,586)
Recapitalization	2,732,030	2,732	(703,166)	-
Net loss for the period	-	-	-	(123,946)
Balance at March 31, 2008	12,732,030	12,732	(705,994)	(127,532)
Issued Shares	(2,588,500)	(2,588)	1,704,152	-
Gain on extinguishment of debt	-	-	10,850	-
Net loss for the period	-	-	-	(532,775)
Balance at March 31, 2009	10,143,530	10,144	1,009,008	(660,307)
Issued Shares	32,549,738	32,549	3,265,424	-
Net loss for the period	-	-	-	(4,587,632)
Balance at March 31, 2010	42,693,268	42,693	4,274,432	(5,247,939)
Issued Shares (unaudited)	121,721,302	121,721	1,199,745	-
Adjustment to bring option exercise to fair value (unaudited)	-	-	40,000	-
Adjustment to value unexercised stock options at March 31, 2011 (unaudited)	-	-	76,455	-
Discount on Convertible notes (unaudited)	-	-	206,324	-
Net loss for the period (unaudited)	-	-	-	(2,572,447)
Balance at March 31, 2011 (unaudited)	164,414,570	$164,414	$5,796,956	$(7,820,386)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended March 31, 2011 and 2010
and for the Period From Inception,
September 16, 2002, to March 31, 2011

	Years Ended		Inception to
	March 31, 2011	March 31, 2010	March 31, 2011
Cash Flows from Operating Activities:
Net Loss	$(2,572,447)	$(4,587,632)	$(7,820,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	1,217,279	3,180,841	4,944,828
Depreciation	6,307	4,450	16,467
Net discount on convertible debt	191,259	-	191,259
Gain on debt restructuring	-	-	(517,200)
Loss due to impairment	431,181	216,814	647,995
Changes in:
Accounts receivable	-	2,000	-
Prepaid expenses	6,770	6,770	13,540
Inventory	-	-	(18,409)
Deposits	-	10,000	-
Accounts payable and accrued liabilities	536,503	1,137,039	2,154,308
Deferred Revenue	-	(18,500)	-
Net cash used in operating activities	(183,148)	(48,218)	(387,598)

Cash Flows from Investing Activities:
Fixed asset purchases	(19,296)	-	(41,546)
Network acquisition / development costs	-	-	(147,995)
Net cash used in investing activities	(19,296)	-	(189,541)

Cash Flows from Financing Activities:
Proceeds from notes payable	175,000	31,500	657,500
Payments on notes payable	-	-	-
Proceeds from shareholder / officers	1,835	50,242	934,898
Payments to shareholders / officers	(4,461)	(68,470)	(1,048,845)
Proceeds from issuance of common stock	-	-	3,586
Proceeds from option exercise	30,000	-	30,000
Net cash provided by financing activities	202,374	13,272	577,139

Net increase (decrease) in cash	(70)	(34,946)	-
Beginning of period - continuing operations	70	35,016	-
End of period - continuing operations	$-	$70	$-

Cash paid for interest	$2,120	$16,175	$18,295
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended March 31, 2011

Supplemental disclosures:	Net Fixed Assets	Accounts Payable	Accrued Expenses	Note Payable	Common Stock	APIC
Noncash investing & financing activities disclosure:
Transfer vehicle via distribution to shareholder	$(17,440)	$-	$-	$17,440	$-	$-
Mazuma purchase of note payable and conversion to common stock and APIC	-	-	-	140,000	(3,800)	(136,200)
Transfer Johnson accrued interest to Notes Payable	-	-	26,615	(26,615)	-	-
Transfer accrued interest to contingent reserve A/P	-	(42,835)	42,835	-	-	-
Transfer from Note Payable to Contingent Reserve AP	-	(10,000)	-	10,000	-	-
Asher Conversion of note payable to common stock and APIC	-	-	-	65,120	(15,253)	(49,867)
Transfer Officer note payable to A/P		(4,181)	-	4,181	-	-
Transfer accrued expenses to A/P	-	(683,880)	683,880	-	-	-

Stock issued in cancelled transaction	-	-	-		(60,000)	60,000

Total	$(17,440)	$(740,896)	$753,330	$210,126	$(79,053)	$(126,067)

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.  The Company has no sales and no receivables outstanding for the fiscal year ended March 31, 2011.  Due to the size of the sales and related receivables, no reserve was established for the current fiscal year. In the future, the Company expects to use 3rd party financing lease arrangements for many product sales that will minimize the need for providing credit to customers.

Inventory

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.  Inventory is comprised of finished products that the Company intends to sell to its customers and product demos that are used for presentations to customers.  The demos are also available for sale.  The Company uses an outsourced manufacturer to produce the product.  There was no sales activity and therefore minimal inventory on hand at the fiscal year ended March 31, 2011.    The Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the years ended March 31, 2011 and 2010, the Company had a reserve of $12,491

.Property and Equipment and Depreciation

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

Beginning in May 2008 and continuing through the end of the fiscal year March 31, 2011, the Company received funding from outside investors.  The Company is currently being restructured in an effort secure new funding opportunities..  No additional funding is expected until at least during the fiscal year ended March 31, 2013.

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

Share-Based Compensation

We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value.

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

Revenue Recognition

The Company had no sales activity during the current fiscal year ended March 31, 2011.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

Impact of Recent Accounting Pronouncements

Sector 10 does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 3 – INVENTORY

There were no sales in the year ended March 31, 2011.  Therefore, total inventory remains at $18,409 for the year ended March 31, 2011.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the year ended March 31, 2011, the Company has a reserve of $12,491.

In January 2011, the Distribution agreement with Sector 10, Holdings, Inc. was terminated as part of the Solar Tracer Acquisition.  As part of the termination, the emergency response business assets and activity including inventory were transferred to Sector 10 Services USA, Inc. and the ownership of Sector 10 Services USA, Inc. was transferred to Sector 10 Holdings, Inc.  On April 4, 2011, it was confirmed that the Solar Tracer transaction was cancelled by the parties representing Solar Tracer and First Diversified.  Based on this information, the transfer of the inventory, fixed assets and network asset did not occur and the assets were retained by the Company as of March 31, 2011.

Note 4 – NETWORK ACQUISITION/DEVELOPMENT COSTS

The net Network Asset of $931,181 remaining as of March 31, 2010 represents the net transfer costs from the original transfer from Sector 10 Holdings to Sector 10 Inc. in May 2009.  The Network Asset is a long lived intangible asset that requires review for impairment on regular basis under ASC 350.

During the current fiscal year, operations of the Company have been hindered by the ongoing litigation involving the Dutro litigation and other litigation.  The impact of the litigation has resulted in either lost sale opportunities or delays in the implementation of the Company products and services.   Based on the litigation and its impact on the Company operations, the Company has adjusted the Network Asset to reduce the balance from $931,181 to $500,000.  The adjustment of $431,181was treated as a loss due to impairment.

The fact that the asset is recorded at transfer cost rather than fair market value is critical in determining the impairment. The Company believes that future revenues will generate sufficient revenues and net cash flows to recover the remaining Network Asset of $500,000 and thereby prevent any further adjustments to the Network Asset. Since it is Management’s opinion that the network asset is recoverable and that the $500,000 cost reflected on the books is less than the estimated fair market value, it is Management’s opinion that no further adjustment for impairment is needed for the Network for the year ended March 31, 2011.

Note 5 – NOTES PAYABLE

Related Parties - Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). This continued in the fiscal year ended March 31, 2009 and subsequent years.  Funding and/or disbursements transactions with the respective sources is accounted for in a separate account for Sector 10 Holdings, Inc. and Pericles DeAvila.  Payments during the period to Sector 10 Holdings, Inc included the distribution of the vehicle that was purchased in May 2010.  The net asset transferred was $17,439.  Interest is charged on the account at a rate of 8% per annum.  Total interest accrued during the year ended March 31, 2011 on the accounts was $875 which was comprised of Pericles DeAvila - $392 and Sector 10 Holdings - $483.  The accounts were closed on December 31, 2010 and the balance remaining to Pericles DeAvila of $4,181 was transferred to accounts payable.

Johnson Financing

The loan is in default. An investor had been secured that has structured transactions to acquire the Ed Johnson note in installments in exchange for Company common shares.   The agreed amount to payoff is $226,615 which includes accrued interest of $26,615.   This payoff was valid through July 31, 2010.  The total amount paid through July 31, 2010 was $140,000 leaving a net balance of $86,615.  The net balance at July 31, 2010 continues to accrue interest at an annual rate of 6% until paid in full.  Interest of $3,745 was accrued after July 31, 2010 on the unpaid $86,615 balance.  Due to changing market conditions, the investor used to assist in payoff of the note was unable to make further payments.  The note collection and other issues are pending under litigation and no further payments are expected until such litigation is resolved.  The litigation is not expected to be resolved until at least during the fiscal year ended March 31, 2013.

The accrued interest of $26,615 was transferred to notes payable in order to account for the agreed remaining balance of $86,615.  The interest accrued from August 1, 2010 through the year ended March 31, 2011 was $3,745.

Dutro Financing:

All Dutro Group promissory notes are treated as long term notes payable.  All notes expire on May 31, 2014. Interest is accrued at an annual rate of 7.5%.  Interest is payable quarterly.  Total interest expense for the Dutro Group for the year ended  March 31, 2011 is $36,225.

Due to the pending litigation involving all members of the Dutro Group, no interest payment was made in October and no future interest payments are expected to be made until the litigation is resolved.  All accrued but unpaid interest associated with the Dutro Group has been recorded as contingent reserve – interest and included in accounts payable.  The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Total contingent reserve - interest for the year ended March 31, 2011is $44,054 comprised of Dutro Company - $30,948, Vick Davis - $9,450 and William Dutro - $ 3,656.

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

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $41,432 all of which is accrued during the year ended March 31, 2011. As of March 31, 2011, no election has been made to convert any portion of the balance due under the agreement to common shares.

Other Notes

Individuals – short term

In order to generate short term funding, the Company provided individual investors with an opportunity to receive common shares equal to their investment plus a promissory note to return principal within 180 days.  Interest is accrued at an annual rate of 8%.  A conversion option is provided at the end of the term to provide the investor with a right to convert all or a portion of the principal into common shares of the Company. The agreement further provides the issuance of warrants to provide the investor with subsequent opportunities to acquire Company common shares.  The short term funding program was initially offered in September 2009.  A total of $52,500 (including $31,500 cash and $21,000 non-cash benefits) was received under this program under 4 different notes issued on or before December 31, 2009.   An additional $20,000 was received during the year ended March 31, 2011 and 1 additional note for $17,000 with the same terms as the other individual notes was assumed in settlement for dilution with the Company shareholder.  The Company has elected to extend the notes until March 31, 2011 and have verbal understanding that the notes may be extended further.  No payment was made on the notes by March 31, 2011. Total interest accrued as of March 31, 2011 was $7,133 of which $5,608 was accrued during the year ended March 31, 2011.

Calm Seas Capital, LLC

A term sheet was signed with Calm Seas, LLC on March 12, 2010 to provide bridge funding.  On April 28, 2010, $10,000 in funding was received from Calm Seas Capital.  No other funding has been received.  In accordance with the terms of the agreement, interest is accrued at an annual rate of 10% on the amount of funds received. Total interest accrued as of September 30, 2010 was $422 of which $422 was accrued during the year ended March 31, 2011.

On September 2, 2010, the Company sent a letter to Illuminated Financial Corp, a major partner in Calm Seas, demanding performance under their obligations on or before September 20, 2010.  If no performance is received, the Company demanded the return of all fees paid to Illuminated and related parties.  Total returned fee request was $375,000.  No performance occurred during the period ended September 30, 2010 and no fees were returned as of March 31, 2011. The Company has transferred the $10,000 note payable due to Calm Seas to a contingent reserve pending settlement with the Calm Seas’ principals and Illuminated Financial.  No further interest shall be accrued on the former note payable during the settlement period.  No response has been received as of the filing date of this report.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

After 90 days, each respective note may be converted at anytime to Sector 10, Inc. common shares. The conversion price is determined as the market price multiplied by the applicable percentage.  The market price is defined as the average 3 lowest trading prices during the 10 day trading period ending one day before the conversion notice was sent to the Company via fax (“Conversion Date”). Trading Price means the closing bid price on any day on the over the counter bulletin board.  The applicable percentage shall equal 42%.  The investor shall be limited to convert no more than 4.99% of the issued and outstanding shares at the time of the conversion.  Asher elected to convert the full $53,000 balance of the Note Payable dated April 30, 2010 prior to March 31, 2011 and additional conversion of $2,120 of accrued interest n the note fully converted.  Asher elected to convert a total of $10,000 of the Note Payable dated May 26, 2010 prior to March 31, 2011 and additional conversion of $7,000 on April 7, 2011 and $6,000 on May 5, 2011. No other conversions have been elected as of February 3, 2012.

As part of the transaction, the Company was required to pay legal fees for document preparation.  The funds were withdrawn from the loan proceeds.  In addition, the Company has a financing fee arrangement to pay 10% of the funds raised to the referral source.

The following summarizes the funding received from Asher Enterprises, Inc. through various transactions through the year ended March 31, 2011:

Transaction Date	Total Funding	Lega l Fees	Financing Fee	Net funds	Date Received
April 30, 2010	$53,000	$3,000	$5,300	$44,700	May 10, 2010
May 26, 2010	$30,000	$2,500	$2,700	$24,800	June 2, 2010
July 8, 2010	$30,000	$2,500	$2,700	$24,800	July 16, 2010
December 9, 2010	$32,500	$2,500	$2,800	$27,200	December 15, 2010
Total	$145,500	$10,500	$13,500	$121,500

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

The books have reflected the notes payable for Asher for the year ended March 31, 2011 in the amount of $82,500.   This does not reflect any adjustment for discounts for a beneficial conversion option.  Under ASC 470-20-25-5, we have computed the intrinsic value of the beneficial conversion feature for each note as follows:

$53,000 Note:

The firm comittment on April 30, 2010 was based on stock prices as of the close on April 29, 2010 when the stock price was $.04.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $38,400 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in May 2010.  Monthly amortization equals $4,267 (38,400/9).  The corrected discount was computed at $38,400.  All accumulated amortization has been adjusted to the new discount at December 31, 2010.  The total note was converted in the fiscal year ended March 31, 2011.  The unamortized discount attributed to the portion of the disount was amortized at the time of the conversion.  Total amortization in the year ended March 31, 2011 was $38,400 which was reflected as interest expense.

$30,000 Note:

The firm comittment on May 26, 2010 was based on stock prices as of the close on May 25, 2010 when the stock price was $.07.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $21,700 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in June 2010.  Monthly amortization equals $2,411 (21,700/9). A totl of $10,000 of the note was converted prior to the fiscal year ended March 31, 2011 and $13,000 was converted subsequent to the year end March 31, 2011.  The discount amortization was fully amortized in the year ended March 31, 2011 was $21,700 which was reflected as interest expense

$30,000 Note:

The firm comittment on July 8, 2010 was based on stock prices as of the close on July 7, 2010 when the stock price was $.06.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $21,724 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in July 2010.  Monthly amortization equals $2,414 (21,724/9).  Total amortization in the year ended March 31, 2011 was $20,557 which was reflected as interest expense

$32,500 Note:

The firm comittment on December 9, 2010 was based on stock prices as of the close on December 8, 2010 when the stock price was $.01.  The conversion price provided a 42% discount on the market price at the time of conversion which is considered a beneficial conversion feature under ASC 470-20.  The discount was valued at $23,500 to reflect the impact of the market discount and to record the value of the beneficial conversion feature. The discount shall be amortized over the 9 month period of the note starting in December 2010.  Monthly amortization equals $2,611 (23,500/9).  Total amortization in the year ended March 31, 2011 was $9,602 which was reflected as interest expense

The discount for the four notes was valued at $105,324 ($38,400+$21,700+$21,724+$23,500) is accounted for as a discount to the outstanding debt of this note with an equal amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Each note has a life of 9 months.  Total amortization of discount during the year ended March 31, 2011 was $90,259.  The net discount remaining after amortization is $15,065 ($105,324-$90,259).

During the year ended March 31, 2011, Asher Enterprises made 5 elections to fully convert the note payable dated April 30, 2010 and made 1 election to convert a portion of the note payable dated  May 26, 2011 which may be summarized as follows:

Conversion of Asher Debt - Note Payable Dated April 30, 2010
Conversion Date		Loan	Interest	100% stock price	Conversion rate	Shares at discount

	Beginning Loan Balance	53,000
11/16/2010	Conversion #1	7,500		0.0340	0.0130	576,923
12/1/2010	Conversion #2	10,000		0.0200	0.0095	1,052,632
12/22/2010	Conversion #3	10,000		0.0178	0.0065	1,538,462
1/10/2011	Conversion #4	15,000		0.0180	0.0045	3,333,333
2/23/2011	Conversion #5	10,500		0.0110	0.0030	3,500,000
2/23/2011	Interest		2,120	0.0110	0.0030	706,667

	Balance at 3/31/2011	0	2,120			6,833,333

Conversion of Asher Debt - Note Payable Dated May 26, 2010
Conversion Date		Loan	Interest	100% stock price	Conversion rate	Shares at discount

	Beginning Loan Balance	30,000
3/28/2010	Conversion #6	10,000		0.0040	0.0022	4,545,455

	Balance at 3/31/2011	20,000	0			4,545,455

Total interest accrued (without discount amortization) as of December 31, 2010 was $7,365 of which $7,365 was accrued during the year ended March 31, 2011.  Of the amount accrued, a total of $2,120 interest was paid as part of the full conversion of note payable dated April 30, 2010.

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

The following summarizes the Mazuma Funding Corp. Purchase of Ed Johnson Note closed during the year ended March 31, 2011:

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

$55,000 Note

The fair value at the commitment date was $.07 per share.  The authorized conversion rate was $.0423. The difference valued at $36,000 is accounted for as a discount to the outstanding debt of this note with an amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Since the note was converted immediately, the full discount of $36,000 was recognized as interest expense during the year ended March 31, 2011.

$40,000 Note

The fair value at the commitment date was $.06 per share.  The authorized conversion rate was $.04. The difference valued at $20,000 is accounted for as a discount to the outstanding debt of this note with an amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Since the note was converted immediately, the full discount of $20,000 was recognized as interest expense during the year ended March 31, 2011.

$45,000 Note

The fair value at the commitment date was $.06 per share.  The authorized conversion rate was $.03. The difference valued at $45,000 is accounted for as a discount to the outstanding debt of this note with an amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Since the note was converted immediately, the full discount of $45,000 was recognized as interest expense during the year ended March 31, 2011.

Total other notes include information for the individual short term notes, Calm Seas Capital, Asher Enterprises and Mazuma Funding Corp.  Total interest accrued (without regard to discount) as of March 31, 2011 was $14,921 of which $13,396 was accrued during the year ended March 31, 2011.

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

Summary of Interest and Notes Payable

Interest expense	March 31, 2011	March 31, 2010

Sector 10 Holdings, Inc. – Shareholder	$483	$696
Pericles DeAvila – Officer	392	530
Total related party interest expense	875	1,226
Interest – Johnson	5,395	13,000
Interest – Dutro Group	36,225	30,010
Interest - Employee Group	41,432	5,549
Interest – Other Notes	13,395	1,525
Total interest expense without amortization of discount	97,322	51,310
Interest – Amortization of Discount on Asher Enterprises, Inc. Note(s)	90,259	-
Interest – Amortization of Discount on Mazuma Funding Note	101,000	-
Total interest expense	$288,581	$51,310

Note Payable Balance	March 31, 2011	March 31, 2010
Sector 10 Holdings, Inc. – Shareholder	$-	$13,737
Pericles DeAvila – Officer	-	6,789
Total Note Payable – Officer / Shareholder	$-	$20,526

Edward Johnson – Johnson Financing	$86,615	$200,000
Patrick Madison – Other Notes	20,000	15,000
Lionel Brown – Other Notes	20,000	7,500
Patricia Fielding – Other Notes	22,000	20,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	-
Asher Enterprises, Inc. – Other Notes	82,500	-
Total Note Payable – short term without discount	258,115	252,500
Net Discount on Convertible Notes (Asher)	(15,065)	-
Total Note Payable – short term	$243,050	$252,500

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$726,050	$756,026

Debt Maturity Schedule

As of March 31, 2011, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2011	$180,550
March 31, 2012	62,500
March 31, 2013	-
March 31, 2014	-
March 31, 2015	483,000

Total	$726,050

In order to meet the appropriate maturity schedules, the Company is working with the applicable lenders to either extend terms or workout satisfactory payment arrangements.

Note 6 – EQUITY

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

During the Quarter ended: March 31, 2011:

In January 2011, issued 4,050,000 shares valued at $.0.0086 per share to shareholder and officers for anti-dilution shares for the period through December 16, 2010 computed and approved in the prior period.

In January 2011, issued 60,000,000 shares under the Solar Tracer Acquisition transaction which were cancelled and returned on April 4, 2011.  No value or services were received or provided. Reflected as no net increase in equity.

In January 2011, issued 3,333,333 shares at $.0045 per share with a current value at $.018 per share to Asher Enterprises, Inc. in conversion of $15,000 debt.

In February 2011, issued 3,500,000 shares at $.0030 per share with a current value at $.011 per share to Asher Enterprises, Inc. in conversion of $10,500 debt.

In February 2011, issued 706,667 shares at $.0030 per share with a current value at $.011 per share to Asher Enterprises, Inc. in conversion of $2,120 interest debt.

In March 2011, issued 4,545,455 shares at $.0022 per share with a current value at $.040 per share to Asher Enterprises, Inc. in conversion of $2,120 interest debt.

In March 2011, recorded an additional adjustment of $24,948 to additional paid-in capital which represents the fair value of the vested portion of the stock options granted on December 1, 2010.  Total adjustments recorded in the year ended March 31, 2011 amounted to $76,455.

Note 7 - S-8 OPTIONS: PLAN/ EXERCISE

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

Based on the date of grant and the vesting occurring through the year ended March 31, 2011, the Company computed the fair value of the stock options using the black scholes model.  The value was determined to be $203,879.  A total of $76,455 was recognized during the period which represent the 37.5% vesting on March 31, 2011.

Note 8 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the fiscal year ended March 31, 2011. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business.  The Company is in the process of restructuring the business in order to continue forward as a going concern.  It is expected that the restructuring will be completed during the year ended March 31, 2012.  After the restructuring is completed, revenues are not expected to be generated at the earliest by the end of the year ended March 31, 2013.

NOTE 9 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE AND WARRANTS

In November 2007, a repurchase agreement was entered into with the investors that had (i) $600,000 in callable secured convertible notes and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $17.50 per share (As adjusted for stock splits).   The convertible note was retired and the exercise price for the warrants was fixed at $1.75 which was adjusted to $17.50 after the stock split.  These warrants represent the only warrants outstanding.

The summary of the outstanding warrants at March 31, 2011 is as follows:

Activity for year ended March 31, 2011	Warrants
Outstanding, beginning of year	1,000,000
Granted	-
Exercised	-
Expired or cancelled	-
Outstanding, end of year	1,000,000
Exercisable, end of year	1,000,000
Available for grant, end of year	-

The warrant exercise price is fixed at $17.50 at the fiscal year ended March 31, 2011.  The warrants expire on November 30, 2013.

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2010 and 2009:

	March 31, 2011		March 31, 2010
Deferred tax assets:
NOL Carryover	$433,761		$284,086
Related Party Accruals	269,357		134,541
Accrued Expenses	377,659		100,316

Deferred tax liabilities
Depreciation	(463	) )	(2,332)

Valuation allowance	(1,080,314	) )	(516,611)
Net deferred tax asset	$-		$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2009 and 2008 due to the following:

	March 31, 2011	March 31, 2010

Book Income	$(1,003,254))	$(1,789,176)
Depreciation	(136)	523
Meals & Entertainment	72	161
Stock for Services & Finance	412,837	1,228,625
Related Party Accruals	135,295	131,303
Accrued Expenses	65,831	65,216
Impairment Loss	168,161	84,557
Valuation Allowance	221,194	278,791
	$-	$-

At March 31, 2011, the Company had net operating loss carryforwards of approximately $1,112,200 that may be offset against future taxable income from the year 2011 through 2031.  No tax benefit has been reported in the March 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2011 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Note 12 – DISCONTINUED OPERATIONS

At December 31, 2010, Sector 10, Inc owned 75% of the common shares of Sector 10 Services USA, Inc., and maintained a distribution agreement with Sector 10 Holdings, Inc. currently the 52.43% majority shareholder of Sector 10, Inc.  Prior to the consummation of the transaction under the Solar Tracer Corporation Stock Exchange Agreement, Sector 10 Holdings, Inc. terminated the distribution agreement with Sector 10, Inc.  As part of the termination/dissolution, the full shares of Sector 10 Services USA, Inc. were distributed to Sector 10 Holdings, Inc. in partial settlement of the termination/liquidation of the distribution agreement. In addition, it was planned to distribute the rights to the emergency response business together with all associated technology and related assets, inventory, contracts and agreements, whether proposed, pending or in force to Sector 10 Holdings, Inc. in settlement of the termination/liquidation of the distribution agreement.

Due to the expected termination of the primary business, the results of the emergency response business were treated as discontinued operations in the Form 10-Q report filed for the period ended December 31, 2010.  On April 4, 2011, the common shares that were issued to Solar Tracer and First Diversified as part of the acquisition transaction were returned and the Company was notified that Solar Tracer and First Diversified had unilaterally cancelled the agreed transaction.  In light of the cancellation, the Company retained the rights to the emergency response business and all of the assets.  No further distributions were made to Sector 10 Holdings, Inc.  Since the Company retained the rights to the emergency response business, the prior results are reported as continuing operations and no longer as discontinued operations.  This reporting is expected to continue in future financial reporting.

Note 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

1)
A change in voting control of Sector 10, Inc. occurred based on the terms and conditions of the Stock Exchange Agreement between Sector 10, Inc. and Solar Tracer Corporation.  A change in voting control occurred with the initial issuance of the 60,000,000 common shares plus the voting proxy for 30,000,000 shares by Sector 10 Holdings, Inc.   Solar Tracer used their control to complete the acquisition of First Diversified Equities, Inc. On February 3, 2011.  Solar Tracer and First Diversified replaced all management and Directors of the Company after February 24, 2011.

The Management of Sector 10, Inc., under the direction of Solar Tracer Corporation and First Diversified Equities, Inc. filed a Preliminary For 14-C  relating to the reverse stock split required under the Solar Tracer Corporation Stock Exchange Agreement and the First Diversified Stock Exchange Agreement.  This reverse stock split never became effective.

 Management of the Company submitted resignations effective April 15, 2011.   On or before these resignations, the Solar Tracer Corporation, its shareholders, representatives and management returned to Treasury the 60,000,000 common shares it received under the Solar Tracer Stock Exchange Agreement o January 7, 2011.  As a result of this return of shares, Sector 10 Holdings, Inc. becomes the largest shareholder of record based on a shareholder report dated May 11, 2011

In light of the unilateral actions taken by Solar Tracer Corporation including its shareholders, representatives and management and First Diversified Equities, Inc., including its shareholders, representatives and management, the Sector 10 Holdings, Inc. Board of Directors revoked the voting proxy for 30,000,000 common shares of Sector 10, Inc.  The termination of the voting proxy was effective on May 11, 2011.

A special shareholder meeting was held on May 12, 2011 to reappoint Pericles DeAvila and Laurence A. Madison as directors of the Company and acting Management.  The shareholders requested that a review of the circumstances surrounding the Solar Tracer/First Diversified termination be conducted,

The review triggered an investigation that is ongoing. The results thus far indicate outside interference that led to the reversal of the acquisitions and the resignation of management.

2)
The Form 10-K for the period ending March 31, 2011 was due on June 29, 2011; the Form 10-Q for the period ended June 30, 2011 was due on August 15, 2011and the Form 10-Q for the period ended September 30, 2011 was due on December 14, 2011.  Due to difficulties in receiving complete and critical information from the prior Directors and Officers who resigned on April 15, 2011, the Form 10-K for the fiscal year ended March 31, 2011and the Form 10-Q for the periods identified above were not completed as of the original filing deadline. The Form 10-Q for the period ended December 31, 2011 is due on or before February 14, 2012.

3)
Reverse Stock Split. The Company is in the process of restructuring its organization as well as its operations.  A Definitive Schedule 14C was filed on January 9, 2012 regarding the 500-1 reverse stock split approved by the majority shareholders.  The Company is currently working with the regulatory authorities to process this request for a reverse split.  The impact of this restructuring will assist the Company in its efforts to reestablish its operations and to move forward as a going concern in 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Due to the late filing of the Form 10-K for the period ended March 31, 2011 and the late filing for the Form 10-Q for the period ended June 30, 2011 and the Form 10-Q for the period ended September 30, 2011, the Company was moved from trading on the Over the Counter Bulletin Board to trading on the Pink Sheets.  In an effort to get filings current as soon as possible, the Company filed and/or will file all of the late reports with unaudited financial statements which is acceptable for a company trading on the Pink Sheets.  The Company will engage their audit firm to conduct an audit of the year ended March 31, 2011 and March 31, 21012 in an effort to move back to the Over the Counter Bulletin Board.

There are no disagreements with the accountants on accounting and/or financial disclosures.

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

Due to the unilateral termination of the Solar Tracer and First Diversified transaction, the Company was left with inadequate reporting information for the period managed by the Solar Tracer Representatives.  The lack of complete information resulted in the late filing of several financial reports.  The Company has inserted new management since he resignation of Solar Tracer and has established controls to prevent late filing of financial reports in the future.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2011, our internal control over financial reporting were not effective.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company expects to seek capital after the restructuring is complete in an effort to begin production and distribution of their products.  This is not expected to begin until the fiscal year ended March 31, 2013 at which time a detailed analysis of all internal controls will be conducted to assure efficiency and compliance with all regulations and agreements.  Any changes to the internal control procedures are expected to be reviewed and completed in the fiscal year ended March 31, 2013.

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

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of February 9, 2012, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Title	Director or Officer Since
Pericles DeAvila	41	Chairman of the Board and Acting President, Chief Executive	May 12, 2011
		Officer
Laurence A. Madison	55	Director and Acting Chief Financial Officer / Secretary / Treasurer	May 12, 2011

The following is the business background of each officer and director:

Pericles (Peric) DeAvila:  Chairman of the Board and Acting President, CEO

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

Laurence A. Madison, Director and Acting CFO, Secretary and Treasurer

Mr. Madison has more than 30 years experience in public accounting, tax and financial consulting. He has experience as the Chief Financial Officer in both public and private companies.  Madison brings Sector 10 experience and expertise in Sarbanes-Oxley compliance and corporate governance.  He comes to Sector 10 from the Chicago office of the international accounting and management consulting firm Grant Thornton where he served in the tax quality assurance department.  Prior to joining Grant Thornton, Mr. Madison worked with a large national internal audit consulting firm where he was responsible for reviewing financial processes and controls for large multi-national public companies to ensure compliance under Sarbanes- Oxley.  Mr. Madison worked for 12 years in “Big Four” accounting firms and for 15 years running his own financial consulting firm where he specialized in providing Chief Financial Officer, tax and financial consulting services to private companies and assisted in raising capital for growth companies.  Mr. Madison is licensed in Illinois as a Certified Public Accountant and a member of the AICPA and Illinois CPA Society.  He has a Bachelors of Accounting from Purdue University and a Master’s of Science in Taxation from DePaul University.

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

.	Prior to joining the Company, Laurence Madison filed Chapter 7 Bankruptcy on July 27, 2007. Discharge was finalized on December 6, 2007
(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor defenses);
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

Name	Fiscal Year	Compensation
Peric DeAvila	2011		$216,000
Laurence A. Madison	2011		$198,000
Peric DeAvila	2010		$183,333
Laurence A. Madison	2010		$160,417
Peric DeAvila	2009	$	None
Laurence A. Madison	2009	$	None

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2011.

There was $73,870 in cash compensation to officers in the fiscal year ended March 31, 2011 and no cash compensation was paid in the year ended March 31, 2010.  No cash compensation has been paid since October 2010.  Unpaid compensation was accrued in the fiscal year ended March 31, 2011 and March 31, 2010.  The amount accrued was based on the terms set forth in the employment agreements.

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

Pension Table

The Company reserves the right to establish a Company retirement plan.  No such plan exists at the March 31, 2010

Other Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016.  Under the agreement, the following other provisions.

Welfare, Benefit, Savings and Retirements

Treatment of Unpaid Wages or Other Compensation. Employee shall have the right to interest at an annual rate of 8% for any salary or other compensation that is earned under the employment agreement not paid  when earned or approved.

Anti-Dilution.  The Company provides Employee with anti-dilution protection for common shares that are issued to other parties after the effective date and during the term of this agreement.

Expenses.  During the Employment Period, the Employee shall be provided a Company Credit Card and/or shall be  reimbursed for all reasonable expenses incurred by the Employee in accordance with the policies, practices and procedures of the Company.  Employee agrees to seek approval for expenses in excess of $1,000 before committing Company resources.

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

Title of	Name of	Amount and Nature		Percentage
Class	Beneficial Owner	of Beneficial Ownership		of Class
OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS
Common	Peric DeAvila	3,760,400	(1)	2.29%
Common	Laurence Madison	3,513,100	(1)	2.24%
Common	Sector 10 Holdings, Inc.	50,152,580	(1)	30.50%

All officers and Directors as a Group

(3) Persons (3)	7,273,500	4.53%
Including officer, directors and 5% shareholder	57,426,080	35.03%

(1)
The total stock outstanding includes 60,000,000 common share that are reflected in the March 31, 2011 balance of issued shares but were returned by Solar Tracer on April 4, 2011.  If these shares were eliminated, the above officers and shareholders percentage interest would be changed as follows:  Pericles DeAvila – 3.60%, Laurence A. Madison – 3.36%, Sector 10 Holdings, Inc. – 48.03% and Total Group – 54.99%

(2)
Anti-dilution agreements were entered into with Sector 10 Holdings, Inc. in November 2009 and officers Peric DeAvila and Laurence Madison in February 2010.  The above percentages do not reflect all shares that the anti-dilution provisions provide the shareholders.  Therefore the percentages would be increased by approximately 5% total if such dilution shares were issued.

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

During the Year ended March 31, 2011:

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

In January 2011, issued 4,050,000 shares valued at $.0.0086 per share to shareholder and officers for anti-dilution shares for the period through December 16, 2010 computed and approved in the prior period.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES  -

	2011	2010
Audit Fees	$48,529	$46,200
Audit and Related Fees	-	-
Tax Fees
All Other Fees

Total	$48,529	$46,200

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: February 13, 2012	By	/s/ Pericles DeAvila
[Missing Graphic Reference] Pericles DeAvila, Principal Executive Officer

Date: February 13, 2012	By	/s/ Laurence A. Madison
[Missing Graphic Reference] Laurence A. Madison,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pericles DeAvila	Principal Executive Officer, Director	February 13, 2012
Pericles DeAvila

/s/ Laurence A. Madison	Chief Financial Officer, Director	February 13, 2012
Laurence A. Madison