Form 10-Q
period 2011-06-30
SECTOR 10 INC
filed 2012-02-14
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

As of February 13, 2012 the issuer had 145,557,217 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 and for the period from inception, September 16, 2002 to June 30, 2011	4

	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010 and for the period from inception, September 16, 2002, to June 30, 2011.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

Item 1. FINANCIAL STATEMENTS
Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	18,409	18,409
Total current assets	18,409	18,409

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(15,723)	(14,610)
Net fixed assets	6,527	7,640
Other assets - Network acquisition/development costs	500,000	500,000
Total assets	$524,936	$526,049

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,825,106	$1,659,015
Note payable - short term	239,050	243,050
Total current liabilities	2,064,156	1,902,065
Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000
Total liabilities	2,547,156	2,385,065
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 145,557,217 and 164,414,570 shares issued and outstanding, respectively	145,557	164,414
Additional paid-in-capital	5,902,940	5,796,956
Deficit accumulated during development stage	(8,070,717)	(7,820,386)
Total shareholders' equity (deficit)	(2,022,220)	(1,859,016)
Total liabilities and shareholders' equity (deficit)	$524,936	526,049

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010 and for the Period From Inception,
September 16, 2002 to June 30, 2011

	Three Months Ended		Inception to
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	211,389	287,424	7,292,232
Depreciation	1,113	2,005	17,580
Research and development	-	-	226,108
Total expenses	212,502	289,429	7,535,920
Income (loss) from operations	(212,502)	(289,429)	(7,535,452)
Interest expense	(37,829)	(60,522)	(404,470)
Other income (expense)	-	-	(130,795)
Net income (loss) before income taxes	(250,331)	(349,951)	(8,070,717)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(250,331)	$(349,951)	$(8,070,717)

Weighted Average Shares Outstanding - basic and diluted	115,742,204	42,778,938
Basic and diluted income (loss) per share
Continuing Operations	$(0.00)	$(0.01)

Net Income (Loss)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010 and for the Period From Inception,
September 16, 2002 to June 30, 2011

	Three Months Ended		Inception to
	June 30, 2011	June 30, 2010	June 30, 2011
Cash Flows from Operating Activities:
Net Loss	$(250,331)	$(349,951)	$(8,070,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	74,127	13,500	5,018,955
Depreciation	1,113	2,005	17,580
Net discount on convertible debt	9,000	47,255	200,259
Loss due to Impairment / Gain on restructuring	-	-	130,795
Changes in:
Inventory and other current assets	-	3,499	(4,869)
Accounts payable and accrued liabilities	166,091	198,044	2,320,399
Net cash used in operating activities	-	(85,648)	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	(19,296)	(189,541)
Net cash used in investing activities	-	(19,296)	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	79,500	657,500
Net Proceeds (payments) from shareholder / officers	-	(95)	(113,947)
Proceeds from issuance of common stock	-	30,000	33,586
Net cash provided by financing activities	-	109,405	577,139

Net increase (decrease) in cash	-	4,461	-
Beginning of period - continuing operations	-	70	-
End of period - continuing operations	$-	$4,531	$-

Cash paid for interest	$-	$4,369	$18,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the three month period ended June 30, 2011.  Therefore, total inventory remains at $18,409 for the three month period ended June 30, 2011.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the three month period ended June 30, 2011, the Company has a reserve of $12,491.

Note 3 – NETWORK ACQUISITION/DEVELOPMENT COSTS

The net Network Asset remaining of $500,000 represents the net transfer costs from the original transfer from Sector 10 Holdings to Sector 10 Inc. in May 2009.  The Company believes that future revenues will generate sufficient revenues and net cash flows to recover the remaining Network Asset and thereby prevent any further adjustments to the Network Asset.

The fact that the asset is recorded at transfer cost rather than fair market value is critical in determining the impairment.  Since it is Management’s opinion that the network asset is recoverable and that the $500,000 cost reflected on the books is less than the estimated fair market value, it is Management’s opinion that no further adjustment for impairment is needed for the Network for the three month period ended June 30, 2011.

Note 4 – NOTES PAYABLE

Related Parties - Shareholder / Officer

The Company previously received funding from a shareholder and officer.  The accounts were closed on December 31, 2010 and no interest has accrued since December 31, 2010.

Johnson Financing

The interest accrued for the three month period ended June 30, 2011 was $1,299.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the three month period ended June 30, 2011 was $ 9,056 comprised of Dutro Company - $4,687, Vick Davis - $3,250 and William Dutro - $1,219. Total contingent reserve - interest for the period ended June 30,  2011is $53,110 comprised of Dutro Company - $35,635, Vick Davis - $12,600 and William Dutro - $ 4,875.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $56,609 of which $15,177 is accrued during the three month period ended June 30, 2011.

Other Notes

Individuals – short term

 Total interest accrued as of March 31, 2011 was $8,913 of which $1,780 was accrued during the three month period ended June 30, 2011.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

During the three month period ended June 30, 2011, Asher Enterprises made 2 elections to convert a total of  $13,000 a portion of the note payable dated  May 26, 2011.

Total interest accrued (without discount amortization) as of June 30, 2011 was $6,762 of which $1,517 was accrued during the three month period ended June 30, 2011.  The current period interest of $1,517 is included as part of  other interest.  Total amortization of discount included as part of interest expenses amounted to $9,000 for the three month period ended June 30, 2011.  Net discount remaining at June 30, 2011 is $6,065.

Mazuma Funding Corp

On June 21, 2010, Mazuma Funding Corp has agreed to purchase portions of the outstanding debt of the Company. through various installment transactions. As part of each purchase installment, Mazuma received a convertible note from the Company in the amount of the respective purchase installment.  Mazuma elected to immediately convert the note to common shares of the Company.  The conversion price was agreed at the transaction date.  A discount was provided with the conversion of the stock.  All transactions occurred in the prior year and there is no activity in the fiscal year ended March 31, 2012.

Summary of Interest and Notes Payable

Interest expense	June 30, 2010	June 30, 2010

Sector 10 Holdings, Inc. – Shareholder	$-	$268
Pericles DeAvila – Officer	-	137
Total related party interest expense	-	405
Interest – Johnson	1,299	1,650
Interest – Dutro Group	9,056	9,056
Interest - Employee Group	15,177	-
Interest – Other Notes	3,297	2,156
Total interest expense without amortization of discount	28,829	13,267
Interest – Amortization of Discount on Asher Enterprises, Inc. Note(s)	9,000	11,255
Interest – Amortization of Discount on Mazuma Funding Note	-	36,000
Total interest expense	$37,829	$60,522

Note Payable Balance	June 30, 2011	March 31, 2011

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	69,500	82,500
Total Note Payable – short term without discount	245,115	258,115
Net Discount on Convertible Notes (Asher)	(6,065)	(15,065
Total Note Payable – short term	$239,050	$243,050

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$722,050	$726,050

Debt Maturity Schedule

As of June 30, 2011, the annual maturities for notes payable is scheduled as follows:

Fiscal Year	Amount

March 31, 2012	$239,050
March 31, 2013	$0
March 31, 2014	$0
March 31, 2015	$483,000

Total	$722,050

Note 5 – EQUITY

During the Quarter ended: June 30, 2011:

In April 2011, cancelled 60,000,000 shares due to the unilateral termination of the Solar Tracer and First Diversified Equities acquisition transactions.  Reversed entry made in January 2011.

In April 2011, issued 4,117,617 shares at $.0017 per share with a current value at $.00381 per share to Asher Enterprises, Inc. in conversion of $7,000 debt.

In May 2011, issued 7,500,000 shares at $.0008 per share with a current value at $.00187 per share to Asher Enterprises, Inc. in conversion of $6,000 debt.

In June 2011, issued 29,525,000 common shares to shareholders and officers under the anti-dilution provisions of their respective agreements.  Market value at authorization was $.0016 per share.  shares at $.0030 per share with a current value at $.011 per share to Asher Enterprises, Inc. in conversion of $2,120 interest debt.

In June 2011, authorized the issuance of $12,475,000 common shares to shareholders and officers under the anti-dilution provisions of their respective agreements.  Market value at authorization was $.0016 per share.  Shares not issued and recorded as accrued stock.

In June 2011, recorded an additional adjustment of $26,296 to additional paid-in capital which represents the fair value of the vested portion of the stock options granted on December 1, 2010.  Total adjustments recorded through the period ended June 30, 2011 amounted to $102,751.

Note 6 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the three month period ended June 30, 2011. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has impacted the operation of the Company and has set back the ability to raise capital and develop ongoing business.  The Company is in the process of restructuring the business in order to continue forward as a going concern.  It is expected that the restructuring will be completed during the year ended March 31, 2012.  After the restructuring is completed, revenues are not expected to be generated at the earliest by the year ended March 31, 2013.

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

The Company’s financial statements for the three month period ended June 30, 2011 and 2010 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2011 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

Note 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

1)
The Form 10-K for the period ending March 31, 2011 was due on June 29, 2011; the Form 10-Q for the period ended June 30, 2011 was due on August 15, 2011and the Form 10-Q for the period ended September 30, 2011 was due on December 14, 2011.  Due to the pending litigation and the difficulties in receiving complete and critical information from the prior Directors and Officers who resigned on April 15, 2011, the Form 10-K for the fiscal year ended March 31, 2011and the Form 10-Q for the periods ended June 30, 2011 and September 30, 2011 were not completed as of the original filing deadline.  Due to the late filing, the Company Common Stock trading has been moved from the Over the Counter Bulletin Board under the symbol SECI.OB to trading on the Pink Sheets under the symbol SECI.PK. The late reports are expected to be filed on or before February 14, 2012.

2)
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

Management of the Company as installed by Solar Tracer Corporation and First Diversified Equities, Inc. submitted resignations effective April 15, 2011. On or before these resignations, the Solar Tracer Corporation, its shareholders, representatives and management returned to Treasury the 60,000,000 common shares it received under the Solar Tracer Stock Exchange Agreement o January 7, 2011.  As a result of this return of shares, Sector 10 Holdings, Inc. becomes the largest shareholder of record based on a shareholder report dated May 11, 2011.

A special shareholder meeting was held on May 12, 2011 to reappoint Pericles DeAvila and Laurence A. Madison as directors of the Company and acting Management.  The shareholders requested that a review of the circumstances surrounding the Solar Tracer/First Diversified termination be conducted.  The review triggered an investigation that is ongoing.  The results thus far indicate outside interference that  led to the reversal of the acquisitions and the resignation of management.

Going Concern Qualification

The notes to the Company’s consolidated financial statements disclose that the limited cash flow of the Company has been absorbed in operating activities, the Company has incurred net losses since inception, and the Company has a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the Company’s business, the Company will have to substantially cut back its level of spending, which could substantially curtail the Company’s operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s going concern uncertainty may affect its ability to raise additional capital, and may also affect its ability to raise additional capital, and may also affect its relationships with suppliers and customers. Investors should carefully examine the Company’s financial statements.

Results of Operations

Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

Revenues -

The Company had no revenues for the three months ended June 30, 2011.

The Company had no revenues for the three months ended June 30, 2010.

Other Income-

The Company had no other income for the three months ended June 30, 2011.

The Company had no other income for the three months ended June 30, 2010.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2011.

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2010.

All expenses for the Company were treated as general and administrative expenses.

General and Administrative Expenses -

General and administrative expenses were $211,389 for the three months ended June 30, 2011. These expenses are made up of accrued wages – $138,796, financing fees - $68,041, professional fees – $3,695 and other expenses of $857.

General and administrative expenses were $287,424 for the three months ended June 30, 2010. These expenses are made up of financing fees - $112,280, accrued wages – $103,500, professional fees – legal – $53,505,  payroll taxes – 6,700, other professional fees of $6,189 and other expenses of $5,250.

Depreciation Expense –

Depreciation expense for the three month period ended June 30, 2011 was $1,113.

Depreciation expense for the three month period ended June 30, 2010 was $2,005.

Research and Development Expenses –

Research and development expense for the three months ended June 30, 2011 was $0.

Research and development expense for the three months ended June 30, 2010 was $0.

Interest Expense –

Interest expense for the three month period ended June 30, 2011 was $37,829 of which $9,000 is attributed to amortization of discount on convertible note instruments and $28,829 for interest accrued on notes payable.

Interest expense for the three month period ended June 30, 2010 was $60,522 of which $47,255 is attributed to amortization of discount on convertible note instruments and $13,267 for interest accrued on notes payable.

Liquidity and Capital Resources
`
As of June 30, 2011, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2012 or for any future period.

Total Assets -

The Company had $524,936 in total assets as of June 30, 2011, comprised of cash - $0, Inventory - $18,409,  Net Fixed Assets - $6,527 and Network Acquisition/Development Costs - $500,000.

Working capital -

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

Total Liabilities -

Current liabilities as of June 30, 2011 were $2,064,156. The balance was composed of accounts payable and accrued liabilities of $1,825,106, note payable to outside investors of $245,115 and net discount on convertible debt of ($6,065).

Long term liabilities as of June 30, 2011 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of June 30, 2011 were $2,547,156.

Cash flows -

	Three Months Ended	Three Months Ended
	June 30,	June 30,
Sources and Uses of Cash	2011	2010
Net cash provided by / (used in)
Operating activities	$-	$(85,648)
Investing activities	-	(19,296)
Financing activities	-	109,405

Increase/(decrease) in cash and cash equivalents	$-	$4,461

Period ended June 30, 2011 and 2010
Cash and cash equivalents	$-	$4,531

Operating Activities -

Cash used in operations for the three months ended June 30, 2011 was $0.

Cash used in operations for the three months ended June 30, 2010 was ($85,648). Operating activities were affected by net loss – ($349,951), stock for services - $13,500; depreciation expense - $2,005; amortization of debt discount – $47,255, change in prepaid assets - $3,499 and change in accounts payable and accrued liabilities -$198,044.

Investing Activities –

Cash used from investing activities for the three months ended for June 30, 2011 was $0.

Cash used from investing activities for the three months ended for June 30, 2010 was ($19,296).  This consisted entirely of cash used in the purchase of a truck used for transporting equipment.

Financing Activities -

Cash provided from financing activities for the three months ended June 30, 2011 was $0.

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

Going Concern Qualification

The Company has generated limited cash flow, has incurred net losses since inception and has a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the Company’s business, the Company will not be able to generate revenues sufficient to cover anticipated expenses. If the Company is unable to quickly generate capital from operating activities or from external sources, the Company will have to substantially curtail its operations and will likely need to suspend its operations entirely. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s going concern uncertainty will likely affect its ability to raise additional capital, and may also affect its relationships with suppliers and prospective customers. Investors should carefully examine the Company’s financial statements.

Other risk factors to be considered include the following:

•	The Company has not generated revenues and has not executed any significant contracts for the sale of the Company’s products.

•	The Company uses outside sources to fulfill contract obligations and has limited control over the provider’s ability to meet the Company obligations.

•
The directors, executive officers and principal shareholders of the Company have effective control of the Company, preventing non-affiliate shareholders from significantly influencing the Company’s direction and future.

•	The market for the Company’s stock is thin and subject to manipulation.

•	The market price for the Common Stock is volatile and may change dramatically at any time.

•	Our business may be affected by increased compensation and benefits costs.

•	The Company has not paid dividends and does not anticipate paying dividends in the future.

•	The Common Stock is a “low-priced stock” or “penny stock” and subject to regulation that limits or restricts the potential market for the stock.

•	Compliance with existing and new regulations of corporate governance and public disclosure may result in additional expenses.

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were effective.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits

Exhibit	Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sector 10, Inc.

February 14, 2012	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

February 14, 2012	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer