Form 10-Q
period 2011-09-30
SECTOR 10 INC
filed 2012-02-14
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2011 and 2010 and for the period from inception, September 16, 2002 to September 30, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010 and for the period from inception, September 16, 2002, to September 30, 2011.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	15

Part II. Other Information

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	16

Item 1. FINANCIAL STATEMENTS

The financial statements, related notes and the other information included in this report have not been reviewed by the Company’s outside accountant prior to the filing of this report.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	18,409	18,409
Total current assets	18,409	18,409

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(16,835)	(14,610)
Net fixed assets	5,415	7,640
Other assets - Network acquisition/development costs	500,000	500,000
Total assets	$523,824	$526,049

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,979,565	$1,659,015
Note payable - short term	245,115	243,050
Total current liabilities	2,224,680	1,902,065
Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000
Total liabilities	2,707,680	2,385,065
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 145,557,217 and 164,414,570 shares issued and outstanding, respectively	145,557	164,414
Additional paid-in-capital	5,928,354	5,796,956
Deficit accumulated during development stage	(8,257,767)	(7,820,386)
Total shareholders' equity (deficit)	(2,183,856)	(1,859,016)
Total liabilities and shareholders' equity (deficit)	$523,824	526,049

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2011 and 2010 and
for the Period From Inception, September 16, 2002 to September 30, 2011

	Three Months Ended		Six Months Ended		Inception to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	149,171	511,021	360,559	798,445	7,441,402
Depreciation	1,112	2,077	2,225	4,082	18,692
Research and development	-	-	-	-	226,108
Total expenses	150,283	513,098	362,784	802,527	7,686,202
Income (loss) from operations	(150,283)	(513,098)	(362,784)	(802,527)	(7,685,734)
Interest expense	(36,767)	(123,094)	(74,597)	(183,616)	(441,238)
Other income (expense)	-	-	-	-	(130,795)
Net income (loss) before income taxes	(187,050)	(636,192)	(437,381)	(986,143)	(8,257,767)
Provision for income taxes	-	-	-	-	-
Net income (loss) after income taxes	$(187,050)	$(636,192)	$(437,381)	$(986,143)	$(8,257,767)

Weighted Average Shares Outstanding - basic and diluted	145,557,217	51,216,094	130,731,172	47,020,590
Basic and diluted income (loss) per share
Continuing Operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Net Income (Loss)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2011 and 2010 and
for the Period From Inception, September 16, 2002 to September 30, 2011

	Six Months Ended		Inception to
	September 30, 2011	September 30, 2010	September 30, 2011
Cash Flows from Operating Activities:
Net Loss	$(437,381)	$(986,143)	$(8,257,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	99,541	63,250	5,044,369
Depreciation	2,225	4,082	18,692
Net discount on convertible debt	15,065	138,827	206,324
Loss due to Impairment / Gain on restructuring	-	-	130,795
Changes in:
Inventory and other current assets	-	6,770	(4,869)
Accounts payable and accrued liabilities	320,550	631,755	2,474,858
Net cash used in operating activities	-	(141,459)	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	(19,296)	(189,541)
Net cash used in investing activities	-	(19,296)	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	130,000	657,500
Net Proceeds (payments) from shareholder / officers	-	690	(113,947)
Proceeds from issuance of common stock	-	30,000	33,586
Net cash provided by financing activities	-	160,690	577,139

Net increase (decrease) in cash	-	(65)	-
Beginning of period - continuing operations	-	70	-
End of period - continuing operations	$-	$5	$-

Cash paid for interest	$-	$8,738	$18,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the six month period ended September 30, 2011.  Therefore, total inventory remains at $18,409 for the six month period ended September 30, 2011.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the six month period ended September 30, 2011, the Company has a reserve of $12,491.

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

The fact that the asset is recorded at transfer cost rather than fair market value is critical in determining the impairment.  Since it is Management’s opinion that the network asset is recoverable and that the $500,000 cost reflected on the books is less than the estimated fair market value, it is Management’s opinion that no further adjustment for impairment is needed for the Network for the six month period ended September 30, 2011.

Note 4 – NOTES PAYABLE

Related Parties - Shareholder / Officer

The Company previously received funding from a shareholder and officer.  The accounts were closed on December 31, 2010 and no interest has accrued since December 31, 2010.

Johnson Financing

The interest accrued for the six month period ended September 30, 2011 was $2,598.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the six  month period ended September 30, 2011 was $ 18,112 comprised of Dutro Company - $9,374, Vicki Davis - $6,300 and William Dutro - $2,438. Total contingent reserve - interest for the period ended September  30,  2011is $62,166 comprised of Dutro Company - $40,322, Vicki Davis - $15,750 and William Dutro - $ 6,094.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $73,787 of which $32,355 is accrued during the six month period ended September 30, 2011.

Other Notes

Individuals – short term

 Total interest accrued as of September 30, 2011 was 11,115 of which $3,560 was accrued during the six month period ended September 30, 2011.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

During the six month period ended September 30, 2011, Asher Enterprises made 2 elections to convert a total of  $13,000 a portion of the note payable dated  May 26, 2011.

Total interest accrued (without discount amortization) as of September  30, 2011 was $8,152 of which $2,907 was accrued during the six month period ended September 30, 2011.  The current period interest included as part of  other interest.  Total amortization of discount included as part of interest expenses amounted to $15,065 for the six month period ended September 30, 2011.  The discount is fully amortized at September 30, 2011.

Mazuma Funding Corp

On June 21, 2010, Mazuma Funding Corp agreed to purchase portions of the outstanding debt of the Company. through various installment transactions. As part of each purchase installment, Mazuma received a convertible note from the Company in the amount of the respective purchase installment.  Mazuma elected to immediately convert the note to common shares of the Company.  The conversion price was agreed at the transaction date.  A discount was provided with the conversion of the stock.  All transactions occurred in the prior year and there is no activity in the fiscal year ended March 31, 2012.

Summary of Interest and Notes Payable

Interest expense	September 30, 2011	September 30, 2010

Sector 10 Holdings, Inc. – Shareholder	$-	$483
Pericles DeAvila – Officer	-	277
Total related party interest expense	-	760
Interest – Johnson	2,598	2,586
Interest – Dutro Group	18,112	18,114
Interest - Employee Group	32,355	17,528
Interest – Other Notes	6,467	5,801
Total interest expense without amortization of discount	59,532	44,789
Interest – Amortization of Discount on Asher Enterprises, Inc. Note(s)	15,065	37,827
Interest – Amortization of Discount on Mazuma Funding Note	-	101,000
Total interest expense	$74,597	$183,616

Note Payable Balance	September 30, 2011	March 31, 2011

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	69,500	82,500
Total Note Payable – short term without discount	245,115	258,115
Net Discount on Convertible Notes (Asher)	-	(15,065)
Total Note Payable – short term	$245,115	$243,050

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$728,115	$726,050
Debt Maturity Schedule

As of September 30, 2011, the annual maturities for notes payable is scheduled as follows:

Fiscal Year	Amount

March 31, 2012	$245,115
March 31, 2013	$0
March 31, 2014	$0
March 31, 2015	$483,000

Total	$728,115

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

During the Quarter ended: September 30, 2011:

In September 2011, recorded an additional adjustment of $25,414 to additional paid-in capital which represents the fair value of the vested portion of the stock options granted on December 1, 2010.  Total adjustments recorded through the period ended September 30, 2011 amounted to $128,165.

Note 6 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the six month period ended September 30, 2011. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s financial statements for the six month period ended September 30, 2011 and 2010 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of September  30, 2011 the Company had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Six Months Ended September 30, 2011 as Compared to the Six Months Ended September 30, 2010

Revenues -

The Company had no revenues for the six months ended September 30, 2011.

The Company had no revenues for the six months ended September 30, 2010.

Other Income-

The Company had no other income for the six months ended September 30, 2011.

The Company had no other income for the six months ended September 30, 2010.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2011.

The Company had no operating expenses for the six months ended September 30, 2010.

General and Administrative Expenses -

General and administrative expenses were $360,559 for the six months ended September 30, 2011 which was made up primarily of Wages - $276,710, Financing Fees - $68,041, Professional fees – Legal & Accounting fees $14,731 and other expenses of $1,077.

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

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2011 was $2,225.

Depreciation expense for the six months ended September 30, 2010 was $4,082.

Interest Expense –

Interest expense for the six month period ended September 30, 2011 was $74,597 including the recording of amortization of discount - $15,065 and general accrued interest - $59,532.

Interest expense for the six month period ended September 30, 2010 was $183,616 including the recording of amortization of discount - $138,827 and general accrued interest - $44,789.

Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Revenues -

The Company had no revenues for the three months ended September 30, 2011.

The Company had no revenues for the three months ended September 30, 2010.

Other Income-

The Company had no other income for the three months ended September 30, 2011.

The company had no other income for the three months ended September 30, 2010.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2011.

The Company had no operating expenses for the three months ended September 30, 2010.

General and Administrative Expenses -

General and administrative expenses were $149,171 for the three months ended September 30, 2011 which was made up primarily of  Wages - $137,914, Professional fees – Legal & Accounting fees $11,036 and other expenses of $221.

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

Depreciation Expense –

Depreciation expense for the three months ended September 30, 2011 was $1,112.

Depreciation expense for the three months ended September 30, 2010 was $2,077.

Interest Expense –

Interest expense for the three month period ended September 30, 2011 was $36,768 including the recording of amortization of discount - $6,065 and general accrued interest - $30,703.

Interest expense for the three month period ended September 30, 2010 was $123,094 including the recording of amortization of discount - $91,572 and general accrued interest - $31,522.

Liquidity and Capital Resources
`
As of September 30, 2011, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2012 or for any future period.

Total Assets -

The Company had $523,824 in total assets as of September 30, 2011, comprised of cash - $0, Inventory - $18,409, Net Fixed Assets - $5,415 and  Network Acquisition/Development Costs - $500,000.

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

Total Liabilities -

Current liabilities as of September 30, 2011 were $2,224,680. The balance was composed of accounts payable and accrued liabilities of $1,979,565 and  note payable to outside investors of $245,115.

Long term liabilities as of September 30, 2011 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of September 30, 2011 were $2,707,680.

Cash flows -
	Six Months Ended	Six Months Ended
	September 30,	September 30,
Sources and Uses of Cash	2011	2010
Net cash provided by / (used in)
Operating activities	$-	$(141,459)
Investing activities	-	(19,296)
Financing activities	-	160,690

Increase/(decrease) in cash and cash equivalents	$-	$(65)

Period ended September 30, 2011 and 2010
Cash and cash equivalents	$-	$5

Operating Activities -

Cash used in operations for the six months ended September 30, 2011 was $0. Operating activities were affected by net loss – ($437,381), stock for services - $99,541; depreciation expense - $2,225; amortization of debt discount – $15,065 and change in accounts payable and accrued liabilities -$320,550.

Cash used in operations for the six months ended September 30, 2010 was ($141,459). Operating activities were affected by net loss – ($986,143), stock for services - $63,250; depreciation expense - $4,082; amortization of debt discount – $138,827, change in prepaid assets – $6,770 and change in accounts payable and accrued liabilities -$631,755.

Investing Activities –

Cash used from investing activities for the six months ended for September 30, 2011 was $0.

Cash used from investing activities for the six months ended for September 30, 2010 was ($19,296) which represented the full asset cost of the vehicle transferred to a shareholder.

Financing Activities –

Cash provided from financing activities for the six months ended September 30, 2011 was $0.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were effective.

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