Form 10-Q/A
period 2011-06-30
SECTOR 10 INC
filed 2012-03-01
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

As of February 13, 2012 the issuer had 145,557,217 shares of common stock outstanding.

EXPLANATORY NOTE

On February 14, 2012, Sector 10 Inc. filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Original Report”). This Amendment No. 1 on Form 10-Q/A to the Original Report (this “Form 10-Q/A”) is being filed solely for the purpose of furnishing Exhibit 101 to the Original Report, which contains the XBRL Interactive Data Files required by Rule 405 of Regulation S-T, by amending the Exhibit Index under Item 6 of Part II of the Original Report. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Original Report.

Except as described above, this Form 10-Q/A does not amend or update any information contained in the Original Report to reflect events occurring subsequent to the original filing date or otherwise.

Item 6. Exhibits

Exhibit	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

†	Previously filed
*
The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sector 10, Inc.

March 1, 2012	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

March 1, 2012	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer