Form 10-Q/A
period 2011-09-30
SECTOR 10 INC
filed 2012-03-01
CIK 925661

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

EXPLANATORY NOTE

On February 14, 2012 Sector 10 Inc. filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Original Report”). This Amendment No. 1 on Form 10-Q/A to the Original Report (this “Form 10-Q/A”) is being filed solely for the purpose of furnishing Exhibit 101 to the Original Report, which contains the XBRL Interactive Data Files required by Rule 405 of Regulation S-T, by amending the Exhibit Index under Item 6 of Part II of the Original Report. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Original Report.

Except as described above, this Form 10-Q/A does not amend or update any information contained in the Original Report to reflect events occurring subsequent to the original filing date or otherwise.

Item 6. Exhibits

Exhibit	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presenation Linkbase Document*

†	Previously filed
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