Form 10-K
period 2012-03-31
SECTOR 10 INC
filed 2012-07-16
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-24370

Sector 10, Inc.

___________________________________
(Name of small business issuer in its charter)

Delaware	33-0565710
State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

222 South Main Street, 5th Floor
Salt Lake City, UT 84101

Previous Address
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

As of July 6, 2012, the Registrant had 305,778 shares of Common Stock issued and outstanding with an average market value of $.05 per share for a total market value of $15,289.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g. part I, part II, etc.) Into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None.

TABLE OF CONTENTS

		Page

	PART I

ITEM 1.	DESCRIPTION OF BUSINESS	4
ITEM 2.	DESCRIPTION OF PROPERTY	5
ITEM 3.	LEGAL PROCEEDINGS	5
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	5

	PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
	EQUITY SECURITIES	6
ITEM 6.	SELECTED FINANCIAL DATA	7
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
	OF OPERATION	7
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
ITEM 8.	FINANCIAL STATEMENTS	14
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	34
ITEM 9A.	CONTROLS AND PROCEDURES	34
ITEM 9B.	OTHER INFORMATION	35

	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	36
ITEM 11.	EXECUTIVE COMPENSATION	37
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	39
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	39
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	40
ITEM 15.	EXHIBITS	41
	SIGNATURES	41
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

Employees

As of March 31, 2012, the Company has 2 employees and no current payroll.  A total of 2 persons (CEO and CFO) work part time for the company and also work for the majority shareholder Sector 10 Holdings, Inc.  Beginning in May, 2009, the CEO and CFO compensation was accrued on the Company books.  No cash compensation was paid during the fiscal year.

Due to serious issues resulting from the prior manufacturer and other parties, the Company has been delayed in their sales and production efforts and as a result have not had the funding to hire the personnel needed to assist in its growth.  The Company is in the midst of litigation that has delayed any funding efforts needed to be in place before operations may continue in a manner consistent with its original strategic plan.

ITEM 2.     DESCRIPTION OF PROPERTIES

The Company’s administrative offices are located in an office facility located at 222 South Main Street, 5th Floor Salt Lake City, UT 84101.  The facility is leased on a month to month basis.

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

Bank of America

The Company and its affiliates are currently in litigation seeking damages resulting from actions and activities involving certain parties affiliated with the parties involved in the case.  The ligation is ongoing as of he year ended March 31, 2012.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders approved the Company amendment to the Articles of Incorporation in order to complete a 1-500 reverse stock split.  The amendment was as follows:

Amendment to the Articles of Incorporation to Authorize the 1-for-500 Reverse Stock Split of the Company’s Outstanding Shares of Common Stock

The Certificate of Amendment provides that Article IV, as it relates to the Reverse Stock Split, will be revised as follows:

On the effective date of this Certificate of Amendment, the Corporation shall effect a reverse split in its issued and outstanding shares of common stock so that the shares currently issued and outstanding shall be reverse split, or consolidated, on a 1-for-500 basis, and stockholders shall receive one share of the Corporation’s post-split Common Stock, $0.001 par value, for each five hundred shares of common stock, $0.001 par value, held by them prior to the reverse split. No scrip or fractional shares will be issued in connection with the reverse split and any fractional interest will be rounded up to the nearest whole share. The reverse split will not result in any modification of the rights of stockholders, and will have no effect on the stockholders’ equity in the Corporation except for a transfer from stated capital to additional paid-in capital. All shares returned to the Corporation as a result of the reverse split will be canceled and returned to the status of authorized and unissued shares. Except as specifically provided herein, the Corporation’s Articles of Incorporation shall remain unmodified and shall continue in full force and effect.

A DEF 14C was filed on January 9, 2012.  The effective date of the reverse stock split was February 14, 2012.

No other matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2012

PART II

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

The following chart sets out the Open, High, Low, Close, Volume and Adjusted Close Price for the stock for the period from March 31, 2011 until March 31, 2012.  The dates represent the last trading date for the respective month:

Date	Volume	Open	High	Low	Close
2012-03-30	2,268	.05	.05	.05	.05
2012-02-28	800	.0688	.0688	.0688	.0688
2012-01-31	353	.1562	.25	.1562	.1562
2011-12-30	749	.3125	.3125	.1562	.1562
2011-11-28	1,020	.25	.25	.25	.25
2011-10-31	200	.50	.50	.50	.50
2011-09-29	510	.6875	.6875	.6875	.6875
2011-08-30	20	.3125	.3125	.3125	.3125
2011-07-29	80	.8438	.8438	.8438	.8438
2011-07-01	3,259	.75	.9375	.6875	.6875
2011-05-27	216	1.25	1.25	1.25	1.25
2011-04-29	5,306	.8125	.9062	.8125	.8438
2011-03-31	30	1.9062	1.9062	1.9062	1.9062

Note:  The Shares and related prices have been adjusted to reflect the impact of the 500 to 1 reverse stock split effective February 14, 2012

The Company’s transfer agent is OTC Stock Transfer, Inc. of Salt Lake City, Utah.

 ITEM 6.    SELECTED FINANCIAL DATA
   None

 ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company’s cash balance is insufficient to satisfy the Company’s cash requirements for the next 12 months. Due to issues surrounding Dutro Group and other pending litigation, the ability to deliver products to customers has been delayed.  Litigation involving various parties continues and is expected to continue for the foreseeable future.  The impact of the issues surrounding the litigation impact the Company’s ability to obtain funding needed to operate the Company according to their strategic plans.

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

Results of Operations for the year ended March 31, 2012 as compared to the year ended March 31, 2011.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2012.

The Company had no revenues for the fiscal year ended March 31, 2011.

Other Income-

The Company had no other income for the fiscal year ended March 31, 2012.

The Company had no other income for the fiscal year ended March 31, 2011.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2012.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2011.

General and Administrative Expenses -

General and administrative expenses were $799,820 for the fiscal year ended March 31, 2012.  These expenses are made up of wages - $547,048, professional fees – $164,731, financing fees - $81,166, registration/filing fees -$3,567 and other expenses - $3,308.

General and administrative expenses were $1,846,378 for the fiscal year ended March 31, 2011.  These expenses are made up of financing fees - $678,845, wages - $592,229, professional fees – legal – $428,856, other professional fees of $82,799, payroll tax and benefits of $31,362, insurance expense – 10,239 and other expenses of $22,048.

Depreciation Expense –

Depreciation expense was $4,450 for the fiscal year ended March 31, 2012.

Depreciation expense was $6,307 for the fiscal year ended March 31, 2011.

Interest expense

The Company had interest expense of $143,222 for the year ended March 31, 2012.

The Company had interest expense of $288,581 for the year ended March 31, 2011.

Other expense

The Company had other expense of $500,000 for the year ended March 31, 2012.  The expense is entirely attributed to the impairment of the Network Acquisition/Development Asset reflected as of the fiscal year end March 31, 2012.

The Company had other expense of $431,181 for the year ended March 31, 2011.  The expense is entirely attributed to the impairment of the Network Acquisition/Development Asset reflected as of the fiscal year end March 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $0 with a deficit in working capital of $2,664,319 as of March 31, 2012 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $21,599 in total assets for the year ended March 31, 2012. Our total assets are comprised of Cash - $ 0, Inventory – $18,409 and Net fixed assets - $3,190.

Working capital -

Since the merger on November 20, 2007, we initially have financed the operations exclusively through advances from shareholders and officers. Beginning in May 2008, outside investors have assisted in provided working capital. Total cumulative outside capital received amounted to $657,500 as of the fiscal year ended March 31, 2012.

As of this filing date, the Company is in the midst of litigation and in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring will not be complete until the litigation has been completed.  Potential funding for operations is not expected until sometime in the fiscal year ended March 31, 2014.

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

Liabilities -

Current liabilities as of March 31, 2012 were $2,682,728. The balance was composed of accounts payable and accrued liabilities of $2,442,113 and note payable to outside investors of $240,615.

Current liabilities as of March 31, 2011 were $1,902,065. The balance was composed of accounts payable and accrued liabilities of $1,659,015 and note payable to outside investors of $243,050.

Long term liabilities as of March 31, 2012 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Long term liabilities as of March 31, 2011 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of March 31, 2012 were $3,165,728.  Total liabilities as of March 31, 2011 were $2,385,065.

Cash flows -
	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2012	2011
Net cash provided by / (used in)
Operating activities	$0	$(183,148)
Investing activities		(19,296
Financing activities	0	202,374

Increase/(decrease) in cash and cash equivalents	$0	$(70)

Years ended March 31, 2011 and 2010
Cash and cash equivalents	$0	$0

Operating Activities -

Cash used in operations for the year ended March 31, 2012 was $0.  This included a loss from operation of $1,447,492, net change in accounts payable and accrued liabilities of $783,098, loss due to impairment of $500,000, stock issued for services of $144,879, net discount on convertible debt of $15,065, and an adjustment for non cash depreciation expense of $4,450.

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

Investing Activities -

There was no cash used in Investing Activities for the year ended March 31, 2012.

Cash used in Investing Activities for the year ended March 31, 2011 was $19,296.

Financing Activities -

There was no cash provided in financing activities for the year ended March 31, 2012.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2012.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

Dependence upon Suppliers and Other Third Parties: The Company relies on outsourced manufacturers for the production of all Sector 10 products.  Litigation is pending regarding the breach of contract by the former outsourced manufacturer and other issues resulting in indefinite delays in production capability and capacity.

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

The market price of our common stock, like that of the securities of other early-stage companies, is highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

●	intentional manipulation of our stock price by existing or future stockholders;
●	short selling of our common stock or related derivative securities;
●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
●	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;
●	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;
●	developments in the businesses of companies that purchase our products; and
●	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

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

Shares of our common stock may be deemed to be “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that:

●	Is priced under five dollars;
●	Is not traded on a national stock exchange, the Nasdaq Global Market or the Nasdaq Capital Market;
●
Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

●	Is issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

●
Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

●
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

●	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

O	bid and offer price quotes and volume information;
O	the broker-dealer’s compensation for the trade;
O	the compensation received by certain salespersons for the trade;
O	monthly accounts statements; and
O	a written statement of the customer’s financial situation and investment goals.

ITEM 8.     FINANCIAL STATEMENTS

NOTE: The financial statements, related notes and the other information included in this report have not been reviewed by the Company’s outside accountant prior to the filing of this report.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
For the Years Ended March 31, 2012 and 2011

	March 31, 2012	March 31, 2011
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	18,409	18,409
Total current assets	18,409	18,409
Fixed assets cost	22,250	22,250
Less: accumulated depreciation	(19,060)	(14,610)
Net fixed assets	3,190	7,640
Other assets - Network acquisition/development costs	0	500,000
Total assets	$21,599	$526,049

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,442,143	$1,659,015
Note payable - short term	240,615	243,050
Total current liabilities	2,682,758	1,902,065
Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000
Total liabilities	3,165,758	2,385,065
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778* and 328,829* shares issued and outstanding, respectively	306	329
Additional paid-in-capital	6,123,443	5,961,041
Deficit accumulated during development stage	(9,267,878)	(7,820,386)
Total shareholders' equity (deficit)	(3,144,129)	(1,859,016)
Total liabilities and shareholders' equity (deficit)	$21,599	526,049

The accompanying notes are an integral part of these consolidated financial statements.

Note*   Shares adjusted to reflect 500 to 1 reverse stock split completed on 2/14/2012

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2012 and 2011 and for the Period From Inception,
September 16, 2002 to March 31, 2012

	Years Ended		Inception to
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	799,820	1,846,378	7,880,663
Depreciation	4,450	6,307	20,917
Research and development	-	-	226,108
Total expenses	804,270	1,852,685	8,127,688
Income (loss) from operations	(804,270)	(1,852,685)	(8,127,220)
Interest expense	(143,222)	(288,581)	(509,863)
Other income (expense)	(500,000)	(431,181)	(630,795)
Net income (loss) before income taxes	(1,447,492)	(2,572,447)	(9,267,878)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(1,447,492)	$(2,572,447)	$(9,267,878)

Weighted Average Shares Outstanding - basic and diluted	278,102	153,585
Basic and diluted income (loss) per share
Continuing Operations	$(5.20)	$(16.75)

Net Income (Loss)	$(5.20)	$(16.75)

The accompanying notes are an integral part of these consolidated financial statements

Note*   Shares outstanding adjusted to reflect 500 to 1 reverse stock split completed on 2/14/2012

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from September 16, 2002 (inception) through March 31, 2012

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Balance at Inception, September, 16, 2002	-	$-	$-	$-
Issued Shares	10,000	10	(1,414)	-
Net loss for the period 12/31/2002	-	-	-	(3,586)
Net loss for the period 1/1/2003 to 3/31/2007	-	-	-	-
Recapitalization	5,464	6	(703,166)	-
Net loss for the period 3/31/2008	-	-	-	(123,946)
Issued Shares 3/31/2009	20,256	20	1,702,738	-
Gain on extinguishment of debt	-	-	10,850	-
Net loss for the period 3/31/2009	-	-	-	(532,775)
Issued Shares 3/31/2010	65,099	65	3,265,424	-
Net loss for the period 3/31/2010	-	-	-	(4,587,632)
Balance at March 31, 2010 (audited)	100,819	101	4,274,432	(5,247,939)
Issued Shares (unaudited)	243,443	243	1,199,745	-
Adjustment to value of stock options at March 31, 2011 (unaudited)	-	-	116,455	-
Discount on Convertible notes (unaudited)	-	-	206,324	-
Net loss for the period (unaudited)	-	-	-	(2,572,447)
Balance at March 31, 2011 (unaudited)	344,262	344	5,796,956	(7,820,386)
Issued Shares (unaudited)	(23,315)	(23)	76,988	-
Adjust for 500-to 1 reverse split	(15,169)	(15)	152,451
Adjustment to value of stock options at March 31, 2012 (unaudited)	-	-	97,048	-
Net loss for the period (unaudited)	-	-	-	(1,447,492)
Balance at March 31, 2012 (unaudited)	305,778	$306	$6,123,443	$(9,267,878)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended March 31, 2012 and 2011
and for the Period From Inception,
September 16, 2002, to March 31, 2012

	Years Ended		Inception to
	March 31, 2012	March 31, 2011	March 31, 2012
Cash Flows from Operating Activities:
Net Loss	$(1,447,492)	$(2,572,447)	$(9,267,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	144,879	1,217,279	5,089,707
Depreciation	4,450	6,307	20,917
Net discount on convertible debt	15,065	191,259	206,324
Loss due to Impairment / Gain on restructuring	500,000	431,181	630,795
Changes in:
Inventory and other current assets	-	6,770	(4,869)
Accounts payable and accrued liabilities	783,098	536,503	2,937,406
Net cash used in operating activities	-	(183,148)	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	(19,296)	(189,541)
Net cash used in investing activities	-	(19,296)	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	175,000	657,500
Net Proceeds (payments) from shareholder / officers	-	(2,626)	(113,947)
Proceeds from issuance of common stock	-	30,000	33,586
Net cash provided by financing activities	-	202,374	577,139

Net increase (decrease) in cash	-	(70)	-
Beginning of period - continuing operations	-	70	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$2,120	$18,295
Cash paid for income taxes	$-	$-	$-

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

Litigation involving various parties continues and is expected to continue for the foreseeable future.  The impact of the issues surrounding the litigation impact the Company’s ability to obtain funding needed to operate the Company according to their strategic plans.

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

Note 3 –    INVENTORY

There were no sales in the year ended March 31, 2012.  Therefore, total inventory remains at $18,409 for the year ended March 31, 2011.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the year ended March 31, 2012, the Company has a reserve of $12,491.

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

For the fiscal years ended March 31, 2012 and March 31, 2011,  operations of the Company have been hindered by the ongoing litigation involving the Dutro litigation and other litigation.  The impact of the litigation has resulted in either lost sale opportunities or delays in the implementation of the Company products and services.   Based on the litigation and its impact on the Company operations, the Company has adjusted the Network Asset in the fiscal year ended March 31, 2011 to reduce the balance from $931,181 to $500,000.  The adjustment of $431,181was treated as a loss due to impairment.  Due to the continued damages as a result of the litigation issues, the Company reduced the balance to zero in the fiscal year ended March 31, 2012. The adjustment of $500,000 was treated as a loss due to impairment.

Note 5 –    NOTES PAYABLE

Related Parties - Shareholder / Officer

Subsequent to the merger transaction on November 20, 2007, the Company received funding from both Sector 10 Holdings, Inc. (Majority Shareholder) and Pericles DeAvila (an Officer/Shareholder). The accounts were closed on December 31, 2010 and the balance remaining to Pericles DeAvila of $4,181 was transferred to accounts payable. Total interest accrued during the year ended March 31, 2011 on the accounts was $875 which was comprised of Pericles DeAvila - $392 and Sector 10 Holdings - $483.  No interest was accrued in the fiscal year ended March 31, 2012.

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

The accrued interest of $26,615 was transferred to notes payable in order to account for the agreed remaining balance of $86,615.  The interest accrued from August 1, 2010 through the year ended March 31, 2011 was $3,745.  Accrued interest for the fiscal year ended March 31, 2012 was $5,197

Dutro Financing:

All Dutro Group promissory notes are treated as long term notes payable.  All notes expire on May 31, 2014. Interest is accrued at an annual rate of 7.5%.  Interest is payable quarterly.  Total interest expense for the Dutro Group for the year ended  March 31, 2012 is $36,225.

Due to the pending litigation involving all members of the Dutro Group, no interest payment are expected to be made until the litigation is resolved.  All accrued but unpaid interest associated with the Dutro Group has been recorded as contingent reserve – interest and included in accounts payable.  The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Total contingent reserve - interest for the year ended March 31, 2012 is $80,279 comprised of Dutro Company - $49,698, Vick Davis - $22,050 and William Dutro - $ 8,531.

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

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $115,390 of which $73,958 was accrued during the year ended March 31, 2012. As of March 31, 2012, no election has been made to convert any portion of the balance due under the agreement to common shares.

Other Notes

Individuals – short term

In order to generate short term funding, the Company provided individual investors with an opportunity to receive common shares equal to their investment plus a promissory note to return principal within 180 days.  Interest is accrued at an annual rate of 8%.  A conversion option is provided at the end of the term to provide the investor with a right to convert all or a portion of the principal into common shares of the Company. The agreement further provides the issuance of warrants to provide the investor with subsequent opportunities to acquire Company common shares.  The short term funding program was initially offered in September 2009.  A total of $52,500 (including $31,500 cash and $21,000 non-cash benefits) was received under this program under 4 different notes issued on or before December 31, 2009.   An additional $20,000 was received during the year ended March 31, 2011 and 1 additional note for $17,000 with the same terms as the other individual notes was assumed in settlement for dilution with the Company shareholder.  The Company has elected to extend the notes until March 31, 2011 and have verbal understanding that the notes may be extended further.  No payment was made on the notes by March 31, 2012. Total interest accrued as of March 31, 2012 was $14,657 of which $7,120 was accrued during the year ended March 31, 2012.

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

On September 2, 2010, the Company sent a letter to Illuminated Financial Corp, a major partner in Calm Seas, demanding performance under their obligations on or before September 20, 2010.  If no performance is received, the Company demanded the return of all fees paid to Illuminated and related parties.  Total returned fee request was $375,000.  No performance occurred during the period ended September 30, 2010 and no fees were returned as of March 31, 2011. The Company has transferred the $10,000 note payable due to Calm Seas to a contingent reserve pending settlement with the Calm Seas’ principals and Illuminated Financial.  No further interest shall be accrued on the former note payable during the settlement period.  .

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

During the year ended March 31, 2011, Asher Enterprises made 5 elections to fully convert the note payable dated April 30, 2010 and made 1 election to convert a portion of the note payable dated  May 26, 2011 which may be summarized as follows:

Conversion of Asher Debt - Note Payable Dated April 30, 2010
Conversion Date		Loan	Interest	100% stock price	Conversion rate	Shares at discount

	Beginning Loan Balance	53,000
11/16/2010	Conversion #1	7,500		0.0340	0.0130	576,923
12/1/2010	Conversion #2	10,000		0.0200	0.0095	1,052,632
12/22/2010	Conversion #3	10,000		0.0178	0.0065	1,538,462
1/10/2011	Conversion #4	15,000		0.0180	0.0045	3,333,333
2/23/2011	Conversion #5	10,500		0.0110	0.0030	3,500,000
2/23/2011	Interest		2,120	0.0110	0.0030	706,667

	Balance at 3/31/2011	0	2,120			6,833,333

Conversion of Asher Debt - Note Payable Dated May 26, 2010
Conversion Date		Loan	Interest	100% stock price	Conversion rate	Shares at discount

	Beginning Loan Balance	30,000
3/28/2011	Conversion #6	10,000		0.0040	0.0022	4,545,455
4/8/2011	Conversion #7	7,000		0.0031	0.0017	4,117,647
5/9/2011	Conversion #8	6,000		0.0019	0.0008	7,500,000
2/14/2012	Conversion #9	4,500		0.0040	0.0022	7,200,000

	Balance at 3/31/2011	2,500	0			23,363,102

Total interest accrued (without discount amortization) as of March 31, 2012 was $10,902 of which $5,657 was accrued during the year ended March 31, 2012.  Of the amount accrued, a total of $2,120 interest was paid as part of the full conversion of note payable dated April 30, 2010.

Note:
The shares and stock prices discussed in this section with respect to Asher Enterprises, Inc. and Mazuma Funding Corp do not reflect the impact of the 500 to 1 reverse stock split completed in February 2012.

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

Summary of Interest and Notes Payable

Interest expense	March 31, 2012	March 31, 2011

Sector 10 Holdings, Inc. – Shareholder	$-	$483
Pericles DeAvila – Officer	-	392
Total related party interest expense	-	875
Interest – Johnson	5,197	5,395
Interest – Dutro Group	36,225	36,225
Interest - Employee Group	73,958	41,432
Interest – Other Notes	12,777	13,395
Total interest expense without amortization of discount	128,157	97,322
Interest – Amortization of Discount on Asher Enterprises, Inc. Note(s)	15,065	90,259
Interest – Amortization of Discount on Mazuma Funding Note	-	101,000
Total interest expense	$143,222	$288,581

Note Payable Balance	March 31, 2011	March 31, 2010

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	65,000	82,500
Total Note Payable – short term without discount	240,615	258,115
Net Discount on Convertible Notes (Asher)	-	(15,065)
Total Note Payable – short term	$240,615	$243,050

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$723,615	$726,050

Debt Maturity Schedule

As of March 31, 2012, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2012	240,615
March 31, 2013	-
March 31, 2014	-
March 31, 2015	483,000

Total	$723,615

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

During the Quarter ended March 31, 2012:

In February 2012, issued 7,200,000 shares at $.00063 per share with a current value at $.00125 per share to Asher Enterprises, Inc. in conversion of $4,500 debt.  Shares are not adjusted for 500 to 1 reverse stock split

In February 2012, completed 500 to 1 reverse stock split with an adjustment to APIC of $152,451..

In December 2011, recorded an additional adjustment of $22,073 to additional paid-in capital which represents the fair value of the vested portion of the stock options granted on December 1, 2010.  Total adjustments recorded through the period ended March 31, 2012 amounted to $173,504.

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

Based on the date of grant and the vesting occurring through the year ended March 31, 2011, the Company computed the fair value of the stock options using the black scholes model.  The value was determined to be $203,879.  A total of $173,503 has been  recognized through the period which represent the 87.5% vesting on March 31, 2012.

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

In November 2007, a repurchase agreement was entered into with the investors that had (i) $600,000 in callable secured convertible notes and (ii) warrants to purchase 2,000 shares of common stock at an exercise price of $17.50 per share (As adjusted for stock splits).   The convertible note was retired and the exercise price for the warrants was fixed at $8,750 which was adjusted to reflect the stock split completed in February 2012.  These warrants represent the only warrants outstanding.

The summary of the outstanding warrants at March 31, 2012 is as follows:

Activity for year ended March 31, 2012	Warrants
Outstanding, beginning of year	2,000
Granted	-
Exercised	-
Expired or cancelled	-
Outstanding, end of year	2,000
Exercisable, end of year	2,000
Available for grant, end of year	-

The warrant exercise price is fixed at $8,750 at the fiscal year ended March 31, 2011.  The warrants expire on November 30, 2013.

In February, 2012, the Company completed a 500 to 1 reverse stock split.  The warrants are subject to the split.  The above presentation reflects the impact of the reverse stock split.

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Deferred tax assets:
NOL Carryover	$433,761	$433,761
Related Party Accruals	477,664	269,357
Accrued Expenses	474,760	377,659

Deferred tax liabilities
Depreciation	(463)	(463)

Valuation allowance	(1,385,722)	(1,080,314)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2012 and 2011 due to the following:

	March 31, 2012	March 31, 2011

Book Income	$(564,522)	$(1,003,254)
Depreciation	(136)	(136)
Meals & Entertainment	-	72
Stock for Services & Finance	75,379	412,837
Related Party Accruals	191,943	135,295
Accrued Expenses	113,465	65,831
Impairment Loss	195,000	168,161
Valuation Allowance	(11,129)	221,194
	$-	$-

At March 31, 2012, the Company had net operating loss carryforwards of approximately $1,112,200 that may be offset against future taxable income from the year 2012 through 2032.  No tax benefit has been reported in the March 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2012 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

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

Note 12 –  SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

1)
Litigation involving various parties continues and is expected to continue for the foreseeable future.  The impact of the issues surrounding the litigation impact the Company’s ability to obtain funding needed to operate the Company according to their strategic plans.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Due to the late filing of the Form 10-K for the period ended March 31, 2011 and the late filing for the Form 10-Q for the period ended June 30, 2011 and the Form 10-Q for the period ended September 30, 2011, the Company was moved from trading on the Over the Counter Bulletin Board to trading on the Pink Sheets.  In an effort to get filings current as soon as possible, the Company filed and/or will file all of the late reports with unaudited financial statements which is acceptable for a company trading on the Pink Sheets. When funds are available, the Company will engage their audit firm to conduct an audit of the year ended March 31, 2011 and March 31, 21012 in an effort to move back to the Over the Counter Bulletin Board.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2012, our internal control over financial reporting were not effective.

(b)   Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company expects to seek capital after the restructuring is complete in an effort to begin production and distribution of their products.  This is not expected to occur until the litigation issues are resolved at which time a detailed analysis of all internal controls will be conducted to assure efficiency and compliance with all regulations and agreements.  Regardless of the production status,  a further review of the internal control procedures are expected to be reviewed and completed in the fiscal year ended March 31, 2013.

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

Name	Age	Title	Director or Officer Since
Pericles DeAvila	42	Chairman of the Board and Acting President, Chief Executive Officer	May 12, 2011

Laurence A. Madison	56	Director and Acting Chief Financial Officer / Secretary / Treasurer	May 12, 2011

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

ITEM 11.   EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2012, the end of the Company’s last completed fiscal year):

Name	Fiscal Year	Compensation
Peric DeAvila	2011	$234,000
Laurence A. Madison	2011	$216,000
Peric DeAvila	2011	$216,000
Laurence A. Madison	2011	$198,000
Peric DeAvila	2010	$183,333
Laurence A. Madison	2010	$160,417

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2011.

There was no cash compensation to officers in the fiscal year ended March 31, 2012 and no cash compensation was paid in the year ended March 31, 2011.  Unpaid compensation was accrued in the fiscal year ended March 31, 2012 and March 31, 2011.  The amount accrued was based on the terms set forth in the employment agreements.

Bonuses and Deferred Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016.  Under the agreement, the parties are entitled to a cash bonus and a stock bonus.

In March 2010, the Board authorized a Stock Incentive Plan for the benefit of employees and others who perform services on behalf of the Company.    A Form S-8 Registration statement was filed on July 13, 2010 to authorize the issuance of Company options to key officers, directors and consultants. Options were issues under the S-8 in the fiscal year March 31, 2011.  No options were issued under the plan in fiscal year  March 31, 2012.

No current deferred compensation programs are established as of March 31, 2012.  The Company reserves the right to establish such a plan in the future.

Compensation Pursuant to Plans.

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016.

Pension Table

The Company reserves the right to establish a Company retirement plan.  No such plan exists at the March 31, 2012

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2012 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 305,778 issued and outstanding shares of the Company’s Common Stock and 351,728 shares that include issued and outstanding shares plus shares that have been accrued but not issued as of March 31, 2012 (after reflecting the impact of the reverse stock split), and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name of	Amount and Nature		Percentage
Class	Beneficial Owner	of Beneficial Ownership		of Class
OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common	Peric DeAvila	11,391	(1)	3.72%
Common	Laurence Madison	10,896	(1)	3.56%
Common	Sector 10 Holdings, Inc.	151,616	(1)	49.58%

All officers and Directors as a Group
(2) Persons (2)	22,287	7.28%
Including officer, directors and 5% shareholder	173,903	56.86%

(1)
Anti-dilution agreements were entered into with Sector 10 Holdings, Inc. in November 2009 and officers Peric DeAvila and Laurence Madison in February 2010.  The above percentages do not reflect all shares that the anti-dilution provisions provide the shareholders that have been accrued but not issued as of March 31, 2012.  Therefore the percentages would be increased by approximately 5% total if such dilution shares were issued.

(2)	The shares described above have been adjusted to reflect the impact of the 500-1 reverse stock split effective on February 14, 2012.

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

During the Year ended March 31, 2012:

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

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14.   PRINCIPAL ACCOUNTANTS FEES AND SERVICES  -

	2012	2011
Audit Fees	$0	$48,529
Audit and Related Fees	-	-
Tax Fees
All Other Fees

Total	$0	$48,529

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: July 16, 2012	By	/s/ Pericles DeAvila
Pericles DeAvila, Principal Executive Officer

Date: July 16, 2012	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pericles DeAvila	Principal Executive Officer, Director	July 16, 2012
Pericles DeAvila

/s/ Laurence A. Madison	Chief Financial Officer, Director	July 16, 2012
Laurence A. Madison