Form 10-Q
period 2012-06-30
SECTOR 10 INC
filed 2012-08-20
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

222 South Main Street, 5th Floor
Salt Lake City, UT 84101

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

As of August 20, 2012 the issuer had 305,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 and for the period from inception, September 16, 2002 to June 30, 2012	4

	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 and for the period from inception, September 16, 2002, to June 30, 2012.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	13

Part II. Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

Item 1. FINANCIAL STATEMENTS

NOTE: The financial statements, related notes and the other information included in this report have not been reviewed by the Company’s outside accountant prior to the filing of this report.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	18,409	18,409
Total current assets	18,409	18,409

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(20,173)	(19,060)
Net fixed assets	2,077	3,190
Other assets - Network acquisition/development costs	-	-
Total assets	$20,486	$21,599

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,604,045	$2,442,113
Note payable - short term	240,615	240,615
Total current liabilities	2,844,660	2,682,728
Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000
Total liabilities	3,327,660	3,165,728
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778* and 305,778* shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,123,443
Deficit accumulated during development stage	(9,455,709)	(9,267,878)
Total shareholders' equity (deficit)	(3,307,174)	(3,144,129)
Total liabilities and shareholders' equity (deficit)	$20,486	21,599

The accompanying notes are an integral part of these consolidated financial statements.

Note*   Shares adjusted to reflect 500 to 1 reverse stock split completed on 2/14/2012

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012 and 2011 and for the Period From Inception,
September 16, 2002 to June 30, 2012

	Three Months Ended		Inception to
	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	149,286	211,389	8,029,949
Depreciation	1,113	1,113	22,030
Research and development	-	-	226,108
Total expenses	150,399	212,502	8,278,087
Income (loss) from operations	(150,399)	(212,502)	(8,277,619)
Interest expense	(37,432)	(37,829)	(547,295)
Other income (expense)	-	-	(630,795)
Net income (loss) before income taxes	(187,831)	(250,331)	(9,455,709)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(187,831)	$(250,331)	$(9,455,709)

Weighted Average Shares Outstanding - basic and diluted *	305,778	231,484
Basic and diluted income (loss) per share
Continuing Operations	$(0.61)	$(0.92)

Net Income (Loss)	$(0.61)	$(0.92)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Note*   Shares adjusted to reflect 500 to 1 reverse stock split completed on 2/14/2012

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2012 and 2011 and for the Period From Inception,
September 16, 2002 to June 30, 2012

	Three Months Ended		Inception to
	June 30, 2012	June 30, 2011	June 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(187,831)	$(250,331)	$(9,455,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	24,786	74,127	5,114,493
Depreciation	1,113	1,113	22,030
Net discount on convertible debt	-	9,000	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	161,932	166,091	3,099,338
Net cash used in operating activities	-	-	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	657,500
Net Proceeds (payments) from shareholder / officers	-	-	113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	577,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$18,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the three month period ended June 30, 2012.  Therefore, total inventory remains at $18,409 for the three month period ended June 30, 2012.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the three month period ended June 30, 2012, the Company has a reserve of $12,491.

Note 3 – NOTES PAYABLE

Johnson Financing

The interest accrued for the three month period ended June 30, 2012 was $1,299.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the three month period ended June 30, 2011 was $ 9,056 comprised of Dutro Company - $4,687, Vick Davis - $3,250 and William Dutro - $1,219. Total contingent reserve - interest for the period ended June 30, 2012 is $89,335 comprised of Dutro Company - $54,385, Vick Davis - $25,200 and William Dutro - $ 9,750.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $139,727 of which $24,337 is accrued during the three month period ended June 30, 2012.

Other Notes

Individuals – short term

 Total interest accrued as of June 30, 2012 was $16,116 of which $1,440 was accrued during the three month period ended June 30, 2011.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

Total interest accrued (without discount amortization) as of June 30, 2012 was $11,202 of which $1,300 was accrued during the three month period ended June 30, 2012.  The current period interest of $1,517 is included as part of  other interest.  Total amortization of discount included as part of interest expenses amounted to $9,000 for the three month period ended June 30, 2011.  No net unamortized discount remains at June 30, 2012.

Summary of Interest and Notes Payable
Interest expense	June 30, 2012	June 30, 2011

Interest – Johnson	1,299	1,299
Interest – Dutro Group	9,056	9,056
Interest - Employee Group	24,337	15,177
Interest – Other Notes	2,740	3,297
Total interest expense without amortization of discount	37,432	28,829
Interest – Amortization of Discount on Asher Enterprises, Inc. Note(s)	-	9,000
Interest – Amortization of Discount on Mazuma Funding Note	-	-
Total interest expense	$37,432	$37,829

Note Payable Balance	June 30, 2012	March 31, 2012

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Total Note Payable – short term	$240,615	$240,615

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$723,615	$723,615

Debt Maturity Schedule

As of June 30, 2012, the annual maturities for notes payable is scheduled as follows:

Fiscal Year	Amount

March 31, 2013	$240,615
March 31, 2014	$0
March 31, 2015	$483,000

Total	$723,615

Note 4 – EQUITY

During the Quarter ended: June 30, 2012:

In June 2012, recorded an additional adjustment of $24,786 to additional paid-in capital which represents the fair value of the vested portion of the stock options granted on December 1, 2010.  Total adjustments recorded through the period ended June 30, 2012 amounted to $198,289.

No other equity transactions occurred in the period ended June 30, 2012.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the three month period ended June 30, 2012. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business.  The Company is in the process of restructuring the business in order to continue forward as a going concern.  It is expected that the restructuring will be completed during the year ended March 31, 2013.  After the restructuring is completed, revenues are not expected to be generated at the earliest by the end of the year ended March 31, 2013.

Note 6 - INCOME TAX

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

The Company’s financial statements for the three month period ended June 30, 2012 and 2011 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2012 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

Note 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

1)	The Company continues in litigation that continues to hinder the current operations of the Company.

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

Results of Operations

Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Revenues -

The Company had no revenues for the three months ended June 30, 2012.

The Company had no revenues for the three months ended June 30, 2011.

Other Income-

The Company had no other income for the three months ended June 30, 2012.

The Company had no other income for the three months ended June 30, 2011.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2012.

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2011.

All expenses for the Company were treated as general and administrative expenses.

General and Administrative Expenses -

General and administrative expenses were $149,286 for the three months ended June 30, 2012. These expenses are made up of accrued and unpaid wages – $140,286.

General and administrative expenses were $211,389 for the three months ended June 30, 2011. These expenses are made up of accrued wages – $138,796, financing fees - $68,041, professional fees – $3,695 and other expenses of $857.

Depreciation Expense –

Depreciation expense for the three month period ended June 30, 2012 was $1,113.

Depreciation expense for the three month period ended June 30, 2011 was $1,113.

Interest Expense –

Interest expense for the three month period ended June 30, 2012 was $37,432 for interest accrued on notes payable.

Interest expense for the three month period ended June 30, 2011 was $37,829 of which $9,000 is attributed to amortization of discount on convertible note instruments and $28,829 for interest accrued on notes payable.

Liquidity and Capital Resources-

As of June 30, 2012, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2013 or for any future period.

Total Assets -

The Company had $20,486 in total assets as of June 30, 2012, comprised of cash - $0, Inventory - $18,409 and  Net Fixed Assets - $2,077.

Working capital -

As of this filing date, the Company is in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring is expected to be completed by the end of the fiscal year ended March 31, 2013.  Potential funding is not expected until sometime in the fiscal year ended March 31, 2013.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Total Liabilities -

Current liabilities as of June 30, 2012 were $2,844,660. The balance was composed of accounts payable and accrued liabilities of $2,604,045, note payable to outside investors of $240,615 and net discount on convertible debt of ($6,065).

Long term liabilities as of June 30, 2012 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of June 30, 2012 were $3,327,660.

Cash flows -

	Three Months Ended	Three Months Ended
	June 30,	June 30,
Sources and Uses of Cash	2012	2011
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended June 30, 2012 and 2011
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the three months ended June 30, 2012 was $0.

Cash used in operations for the three months ended June 30, 2011 was $0.

Investing Activities –

Cash used from investing activities for the three months ended for June 30, 2012 was $0.

Cash used from investing activities for the three months ended for June 30, 2011 was $0.

Financing Activities -

Cash provided from financing activities for the three months ended June 30, 2012 was $0.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

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

Sector 10, Inc.

August 20, 2012	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

August 20, 2012	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer