Form 10-Q
period 2012-09-30
SECTOR 10 INC
filed 2012-11-19
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

As of November 16, 2012 the issuer had 305,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2012 and 2011 and for the period from inception, September 16, 2002 to September 30, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011 and for the period from inception, September 16, 2002, to September 30, 2012.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Signatures	15

Item 1. FINANCIAL STATEMENTS

The financial statements, related notes and the other information included in this report have not been reviewed by the Company’s outside accountant prior to the filing of this report.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	18,409	18,409
Total current assets	18,409	18,409

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(21,285)	(19,060)
Net fixed assets	965	3,190

Total assets	$19,374	$21,599

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,853,558	$2,442,113
Note payable - short term	240,615	240,615
Total current liabilities	3,094,173	2,682,728
Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000
Total liabilities	3,577,173	3,165,728
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778* and 305,778* shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,123,443
Deficit accumulated during development stage	(9,706,334)	(9,267,878)
Total shareholders' equity (deficit)	(3,557,799)	(3,144,129)
Total liabilities and shareholders' equity (deficit)	$19,374	21,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Note*   Shares adjusted to reflect 500 to 1 reverse stock split completed on 2/14/2012

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2012 and 2011 and
for the Period From Inception, September 16, 2002 to September 30, 2012

	Three Months Ended		Six Months Ended		Inception to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	209,501	149,171	358,786	360,559	8,239,449
Depreciation	1,112	1,112	2,225	2,225	23,142
Research and development		-	-	-	226,108
Total expenses	210,613	150,283	361,011	362,784	8,488,699
Income (loss) from operations	(210,613)	(150,283)	(361,011)	(362,784)	(8,488,231)
Interest expense	(40,012)	(36,767)	(77,445)	(74,597)	(587,308)
Other income (expense)	-	-	-	-	(630,795)
Net income (loss) before income taxes	(250,625)	(187,050)	(438,456)	(437,381)	(9,706,334)
Provision for income taxes	-	-	-	-	-
Net income (loss) after income taxes	$(250,625)	$(187,050)	$(438,456)	$(437,381)	$(9,706,334)

Weighted Average Shares Outstanding - basic and diluted*	305,778	102,432	305,778	94,041
Basic and diluted income (loss) per share
Continuing Operations	$(0.82)	$(1.83)	$(1.43)	$(4.65)

Net Income (Loss)	$(0.82)	$(1.83)	$(1.43)	$(4.65)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Note*   Shares adjusted to reflect 500 to 1 reverse stock split completed on 2/14/2012

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2012 and 2011 and
for the Period From Inception, September 16, 2002 to September 30, 2012

	Six Months Ended		Inception to
	September 30, 2012	September 30, 2011	September 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(438,456)	$(437,381)	$(9,706,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	24,786	99,541	5,114,493
Depreciation	2,225	2,225	23,142
Net discount on convertible debt	-	15,065	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	411,445	320,550	3,348,851
Net cash used in operating activities	-	-	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	657,500
Net Proceeds (payments) from shareholder / officers	-	690	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	577,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$18,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the six month period ended September 30, 2012.  Therefore, total inventory remains at $18,409 for the six month period ended September 30, 2012.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the six month period ended September 30, 2012, the Company has a reserve of $12,491.

Note 3 – NOTES PAYABLE

Johnson Financing

The interest accrued for the six month period ended September 30, 2012 was $2,598.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the six month period ended September 30, 2012 was $ 9,056 comprised of Dutro Company - $4,687, Vick Davis - $3,250 and William Dutro - $1,219. Total contingent reserve - interest for the period ended September 30, 2012 is $98,391 comprised of Dutro Company - $59,072, Vick Davis - $28,350 and William Dutro - $ 10,969.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $166,304 of which $50,914 is accrued during the six month period ended September 30, 2012.

Other Notes

Individuals – short term

 Total interest accrued as of September 30, 2012 was $17,474 of which $3,221 was accrued during the six month period ended September 30, 2012.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

Total interest accrued (without discount amortization) as of September 30, 2012 was $13,502 of which $2,600 was accrued during the six month period ended September 30, 2012.  The current period interest of $2,600 is included as part of other interest.  Total amortization of discount included as part of interest expenses amounted to $15,065 for the six month period ended September 30, 2011.  No net unamortized discount remains at September 30, 2012.

Summary of Interest and Notes Payable

Interest expense	September 30, 2012	September 30, 2011

Interest – Johnson	2,598	2,598
Interest – Dutro Group	18,112	18,112
Interest - Employee Group	50,914	32,355
Interest – Other Notes	5,821	6,467
Total interest expense without amortization of discount	77,445	59,532
Interest – Amortization of Discount on Asher Enterprises, Inc. Note(s)	-	15,065
Interest – Amortization of Discount on Mazuma Funding Note	-	-
Total interest expense	$77,445	$74,597

Note Payable Balance	September 30, 2012	March 31, 2012

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Total Note Payable – short term	$240,615	$240,615

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$723,615	$723,615

Debt Maturity Schedule

As of September 30, 2012, the annual maturities for notes payable is scheduled as follows:

Fiscal Year	Amount

March 31, 2013	$240,615
March 31, 2014	$0
March 31, 2015	$483,000

Total	$723,615

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

During the Quarter ended: September 30, 2012:

No equity transactions occurred in the period ended September 30, 2012.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the six month period ended September 30, 2012. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business.  The Company is in the process of restructuring the business in order to continue forward as a going concern.  Revenues are not expected to be generated until litigation is completed.  It is expected that the restructuring will be completed during the year ended March 31, 2013.  At this time, it is uncertain as to when the litigation will be completed.

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

The Company’s financial statements for the six month period ended September 30, 2012 and 2011 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of September 30, 2012 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

Note 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

1)
The Company continues in litigation that continues to hinder the current operations of the Company.  The Company has identified various parties that have interfered with the Company operations and with the current litigation.  The Company intends to include in its litigation proceedings any party that is involved in such interference.

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

Overview

Sector 10 has developed and seeks to market pre-deployed emergency and disaster response equipment with the world’s first patented Stationary Response Units (SRU) and Mobile Response Units (MRU). Sector 10 has patents issued in the United States and patent applications pending with U.S. and international agencies. Sector 10’s initial SRU and MRU design has been developed, produced, nationally test marketed and sold.  The Company is involved in litigation with parties that the Company asserts has committed fraud and breached various contractual agreements and has committed theft of Company property.  Such actions have prevented the Company from conducting it business.  Additional parties have been identified that have assisted the primary litigants in their efforts against the Company.  The Company is pursuing all legal options against all parties involved in these actions.

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

Results of Operations

Six Months Ended September 30, 2012 as Compared to the Six Months Ended September 30, 2011

Revenues -

The Company had no revenues for the six months ended September 30, 2012.

The Company had no revenues for the six months ended September 30, 2012.

Other Income-

The Company had no other income for the six months ended September 30, 2012.

The Company had no other income for the six months ended September 30, 2011.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2012.

The Company had no operating expenses for the six months ended September 30, 2011.

General and Administrative Expenses -

General and administrative expenses were $358,786 for the six months ended September 30, 2012 which was made up primarily of Wages - $273,786 and Professional fees – Legal & Accounting fees $85,000.

General and administrative expenses were $360,559 for the six months ended September 30, 2011 which was made up primarily of Wages - $276,710, Financing Fees - $68,041, Professional fees – Legal & Accounting fees $14,731 and other expenses of $1,077.

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2012 was $2,225.

Depreciation expense for the six months ended September 30, 2011 was $2,225.

Interest Expense –

Interest expense for the six month period ended September 30, 2012 was $77,445.

Interest expense for the six month period ended September 30, 2011 was $74,597 including the recording of amortization of discount - $15,065 and general accrued interest - $59,532.

Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

Revenues -

The Company had no revenues for the three months ended September 30, 2012.

The Company had no revenues for the three months ended September 30, 2011.

Other Income-

The Company had no other income for the three months ended September 30, 2012.

The company had no other income for the three months ended September 30, 2011.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2012.

The Company had no operating expenses for the three months ended September 30, 2011.

General and Administrative Expenses -

General and administrative expenses were $209,501 for the three months ended September 30, 2012 which was made up primarily of Wages - $124,500, Professional fees – Legal & Accounting fees $85,000 and other expenses - $1.

General and administrative expenses were $149,171 for the three months ended September 30, 2011 which was made up primarily of Wages - $137,914, Professional fees – Legal & Accounting fees $11,036 and other expenses of $221.

Depreciation Expense –

Depreciation expense for the three months ended September 30, 2012 was $1,112.

Depreciation expense for the three months ended September 30, 2011 was $1,112.

Interest Expense –

Interest expense for the three month period ended September 30, 2012 was $40,012.

Interest expense for the three month period ended September 30, 2011 was $36,768 including the recording of amortization of discount - $6,065 and general accrued interest - $30,703.

Liquidity and Capital Resources

As of September 30, 2012, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2013 or for any future period.

Total Assets -

The Company had $19,374 in total assets as of September 30, 2012, comprised of cash - $0, Inventory - $18,409, and Net Fixed Assets - $965.

Working capital -

As of this filing date, the Company is in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring is expected to be completed by the end of the fiscal year ended March 31, 2013.    Potential funding is not expected until litigation efforts are completed.  It is uncertain as to when such litigation will be completed.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Total Liabilities -

Current liabilities as of September 30, 2011 were $3,094,173. The balance was composed of accounts payable and accrued liabilities of $2,853,558 and note payable to outside investors of $240,615.

Long term liabilities as of September 30, 2011 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of September 30, 2011 were $3,577,173.

Cash flows -

	Six Months Ended	Six Months Ended
	September 30,	September 30,
Sources and Uses of Cash	2012	2011
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended September 30, 2012 and 2011
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the six months ended September 30, 2012 was $0. Operating activities were affected by net loss – ($438,456), stock for services - $24,786; depreciation expense - $2,225 and change in accounts payable and accrued liabilities -$411,445.

Cash used in operations for the six months ended September 30, 2011 was $0. Operating activities were affected by net loss – ($437,381), stock for services - $99,541; depreciation expense - $2,225; amortization of debt discount – $15,065 and change in accounts payable and accrued liabilities -$320,550.

Investing Activities –

Cash used from investing activities for the six months ended for September 30, 2012 was $0.

Cash used from investing activities for the six months ended for September 30, 2011 was $0.

Financing Activities –

Cash provided from financing activities for the six months ended September 30, 2012 was $0.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Dutro Group, Dutro Company & Reality Engineering

The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis and Lee Allen and other parties.  The litigation is ongoing and is expected to continue into the fiscal year ended March 31, 2013. The Company has engaged attorneys to dispute the claims filed by the Dutro Group and to vigorously seek relief for the damages incurred by Dutro Group actions including among others, fraud, breach of contract and theft of company property and rights. The Company believes that sufficient reserves are included in the financial statements for exposures for the issues represented in these actions.  The Company has identified other parties that it believes has assisted the Dutro Group in its efforts to harm the Company.  The Company intends on including all parties that are involved in the interference of the Company operations and/or the litigation.

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
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6. Exhibits

Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

* The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sector 10, Inc.

November 19, 2012	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

November 19, 2012	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer