Form 10-Q
period 2012-12-31
SECTOR 10 INC
filed 2013-02-19
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

As of February 16, 2013 the issuer had 305,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2012 and 2011 and for the period from inception, September 16, 2002 to December 31, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011 and for the period from inception, September 16, 2002, to December 31, 2012.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	15

Item 1. FINANCIAL STATEMENTS

The financial statements, related notes and the other information included in this report have not been reviewed by the Company’s outside accountant prior to the filing of this report.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	18,409	18,409
Total current assets	18,409	18,409

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(22,071)	(19,060)
Net fixed assets	179	3,190

Total assets	$18,588	$21,599

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,122,810	$2,442,113
Note payable - short term	240,615	240,615
Total current liabilities	3,363,425	2,682,728
Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000
Total liabilities	3,846,425	3,165,728
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778* and 305,778* shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,123,443
Deficit accumulated during development stage	(9,976,372)	(9,267,878)
Total shareholders' equity (deficit)	(3,827,837)	(3,144,129)
Total liabilities and shareholders' equity (deficit)	$18,588	21,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Note*   Shares adjusted to reflect 500 to 1 reverse stock split completed on 2/14/2012

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2012 and 2011 and
for the Period From Inception, September 16, 2002 to December 31, 2012

	Three Months Ended		Nine Months Ended		Inception to
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	226,501	136,270	585,287	496,829	8,465,950
Depreciation	785	1,113	3,010	3,338	23,927
Research and development			-	-	226,108
Total expenses	227,286	137,383	588,297	500,167	8,715,985
Income (loss) from operations	(227,286)	(137,383)	(588,297)	(500,167)	(8,715,517)
Interest expense	(42,752)	(33,202)	(120,197)	(107,799)	(630,060)
Other income (expense)	-	-	-	-	(630,795)
Net income (loss) before income taxes	(270,038)	(170,585)	(708,494)	(607,966)	(9,976,372)
Provision for income taxes	-	-	-	-	-
Net income (loss) after income taxes	$(270,038)	$(170,585)	$(708,494)	$(607,966)	$(9,976,372)

Weighted Average Shares Outstanding - basic and diluted*	305,778	291,114	305,778	271,382
Basic and diluted income (loss) per share
Continuing Operations	$(0.88)	$(.59)	$(2.32)	$(2.24)

Net Income (Loss)	$(0.88)	$(.59)	$(2.32)	$(2.24)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Note*   Shares adjusted to reflect 500 to 1 reverse stock split completed on 2/14/2012

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2012 and 2011 and
for the Period From Inception, September 16, 2002 to December 31, 2012

	Nine Months Ended		Inception to
	December 31, 2012	December 31, 2011	December 31, 2012
Cash Flows from Operating Activities:
Net Loss	$(708,494)	$(607,966)	$(9,976,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	24,786	122,806	5,114,493
Depreciation	3,010	3,338	23,927
Net discount on convertible debt	-	15,065	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	680,698	466,757	3,618,104
Net cash used in operating activities	-	-	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	657,500
Net Proceeds (payments) from shareholder / officers	-	-	-
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	577,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$18,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the nine month period ended December 31, 2012.  Therefore, total inventory remains at $18,409 for the nine month period ended December 31, 2012.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the nine month period ended December 31, 2012, the Company has a reserve of $12,491.

Note 3 – NOTES PAYABLE

Johnson Financing

The interest accrued for the nine month period ended December 31, 2012 was $3,898.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the nine month period ended December 31, 2012 was $27,168 comprised of Dutro Company - $14,062, Vick Davis - $9,450 and William Dutro - $3,656.  Total contingent reserve - interest for the period ended December 31, 2012 is $107,447 comprised of Dutro Company - $63,760, Vick Davis - $31,500 and William Dutro - $ 12,187.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $166,304 of which $50,914 is accrued during the nine month period ended December 31, 2012.

Other Notes

Individuals – short term

 Total interest accrued as of December 31, 2012 was $17,474 of which $3,221 was accrued during the nine month period ended December 31, 2012.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

Total interest accrued (without discount amortization) as of December 31, 2012 was $13,502 of which $2,600 was accrued during the nine month period ended December 31, 2012.  The current period interest of $2,600 is included as part of other interest.  Total amortization of discount included as part of interest expenses amounted to $15,065 for the nine month period ended December 31, 2011.  No net unamortized discount remains at December 31, 2012.

Summary of Interest and Notes Payable

Interest expense	December 31, 2012	December 31, 2011

Interest – Johnson	3,898	3,898
Interest – Dutro Group	27,168	27,168
Interest - Employee Group	80,231	52,032
Interest – Other Notes	8,900	9,636
Total interest expense without amortization of discount	120,197	92,734
Interest – Amortization of Discount on Asher Enterprises, Inc. Note(s)	-	15,065
Interest – Amortization of Discount on Mazuma Funding Note	-	-
Total interest expense	$120,197	$107,799

Note Payable Balance	December 31, 2012	March 31, 2012

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Total Note Payable – short term	$240,615	$240,615

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$723,615	$723,615

Debt Maturity Schedule

As of December 31, 2012, the annual maturities for notes payable is scheduled as follows:

Fiscal Year	Amount

March 31, 2013	$240,615
March 31, 2014	$0
March 31, 2015	$483,000

Total	$723,615

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

During the Quarter ended: December 31, 2012:

No equity transactions occurred in the period ended December 31, 2012.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the nine month period ended December 31, 2012. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business.  The Company is in the process of restructuring the business in order to continue forward as a going concern.  Revenues are not expected to be generated until litigation is completed.  It is expected that the restructuring will be completed during the year ended March 31, 2014.  At this time, it is uncertain as to when the litigation will be completed.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2012 the Company had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Nine Months Ended December 31, 2012 as Compared to the Nine Months Ended December 31, 2011

Revenues -

The Company had no revenues for the nine months ended December 31, 2012.

The Company had no revenues for the nine months ended December 31, 2011.

Other Income-

The Company had no other income for the nine months ended December 31, 2012.

The Company had no other income for the nine months ended December 31, 2011.

Operating Expenses -

The Company had no operating expenses for the nine months ended December 31, 2012.

The Company had no operating expenses for the nine months ended December 31, 2011.

General and Administrative Expenses -

General and administrative expenses were $585,287 for the nine months ended December 31, 2012 which was made up primarily of Wages - $398,286, Professional fees – Legal & Accounting - $185,000 and other expenses of $2,001.

General and administrative expenses were $496,829 for the nine months ended December 31, 2011 which was made up primarily of Wages - $412,476, Financing Fee - $68,041, Professional fees – Legal & Accounting - $14,731and other expenses of $1,581.

Depreciation Expense –

Depreciation expense for the nine months ended December 31, 2012 was $3,010.

Depreciation expense for the nine months ended December 31, 2011 was $3,338.

Interest Expense –

Interest expense for the nine months ended December 31, 2012 was $120,197.

Interest expense for the nine months ended December 31, 2011 was $107,799.

Three Months Ended December 31, 2012 as Compared to the Three Months Ended December 31, 2011

Revenues -

The Company had no revenues for the three months ended December 31, 2012.

The Company had no revenues for the three months ended December 31, 2011.

Other Income-

The Company had no other income for the three months ended December 31, 2012.

The Company had no other income for the three months ended December 31, 2011.

Operating Expenses -

The Company had no operating expenses for the three months ended December 31, 2012.

The Company had no operating expenses for the three months ended December 31, 2011.

General and Administrative Expenses -

General and administrative expenses were $226,501 for the three months ended December 31, 2012 which was made up primarily of Wages - $124,500, Professional fees – Legal & Accounting - $100,000 and other expenses of $2,001.

General and administrative expenses were $136,270 for the three months ended December 31, 2011 which was made up primarily of Wages - $135,766 and other expenses of $504.

Depreciation Expense –

Depreciation expense for the three months ended December 31, 2012 was $785.

Depreciation expense for the three months ended December 31, 2011 was $1,113.

Interest Expense –

Interest expense for the three month period ended December 31, 2012 was $42,752.

Interest expense for the three month period ended December 31, 2011 was $33,202.

Liquidity and Capital Resources
`
As of December 31, 2012, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2013 or for any future period.

Total Assets -

The Company had $18,588 in total assets as of December 31, 2012, comprised of cash - $0, Inventory - $18,409 and Net Fixed Assets - $179.

Working capital -

As of this filing date, the Company is in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring is expected to be completed by the end of the fiscal year ended March 31, 2014.  Potential funding is not expected until sometime in the fiscal year ended March 31, 2014.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Total Liabilities -

Current liabilities as of December 31, 2012 were $3,363,425. The balance was composed of accounts payable and accrued liabilities of $3,122,810 and note payable to outside investors of $240,615.

Long term liabilities as of December 31, 2012 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of December 31, 2012 were $3,846,425.

Cash flows -
	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
Sources and Uses of Cash	2012	2011
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended December 31, 2012 and 2011
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the nine months ended December 31, 2012 was $0. Operating activities were affected by Net loss from operations – ($708,494), stock for services - $24,786; depreciation expense - $3,010; and change in accounts payable and accrued liabilities - $680,698.

Cash used in operations for the nine months ended December 31, 2011 was $0. Operating activities were affected by Net loss from operations – ($607,966), stock for services - $122,806; depreciation expense - $3,338; net discount on convertible debt - $15,065 and change in accounts payable and accrued liabilities - $466,757.

Investing Activities -

Cash used from investing activities for the nine months ended for December 31, 2012 was $0.

Cash used from investing activities for the nine months ended for December 31, 2011 was $0.

Financing Activities -

Cash provided from financing activities for the nine months ended for December 31, 2012 was $0.

Cash provided from financing activities for the nine months ended for December 31, 2011 was $0.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Dutro Group, Dutro Company & Reality Engineering

The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis and Lee Allen and other parties.  The litigation is ongoing and is expected to continue into the fiscal year ended March 31, 2014. The Company has engaged attorneys to dispute the claims filed by the Dutro Group and to vigorously seek relief for the damages incurred by Dutro Group actions including among others, fraud, breach of contract and theft of company property and rights. The Company believes that sufficient reserves are included in the financial statements for exposures for the issues represented in these actions.  The Company has identified other parties that it believes has assisted the Dutro Group in its efforts to harm the Company.  The Company intends on including all parties that are involved in the interference of the Company operations and/or the litigation.

 Edward  Johnson

The Company is past due on the unpaid balance of a note payable plus accrued interest to Edward Johnson.  The note collection and other issues are pending in current litigation.  The litigation is not expected to be resolved until at least during the fiscal year ended March 31, 2014.  The Company believes that sufficient reserves are included in the financial statements for exposures for this case

Doty Scott

Doty Scott is a consultant that delivered services to the Company prior to November 20, 2007 which was the date of the merger between SKRM Interactive, Inc. and Sector 10 USA, Inc. (now Sector 10, Inc.)  The amount due the consultant is at dispute in pending litigation.  Settlement discussions have been ongoing but no resolution has been achieved as of the date of this filing. The litigation is not expected to be resolved until at least during the fiscal year ended March 31, 2014.  Based on the facts of the case, the Company believes that sufficient reserves are included in the financial statements for exposures for this case.

Bank of America

The Company and its affiliates are currently in litigation seeking damages resulting from actions and activities involving certain parties affiliated with the parties involved in the case.  The litigation is not expected to be resolved until at least during the fiscal year ended March 31, 2014.

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

Sector 10, Inc.

February 19, 2013	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

February 19, 2013	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer