Form 10-K
period 2013-03-31
SECTOR 10 INC
filed 2013-07-15
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013

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

As of July 11, 2013, the Registrant had 305,778 shares of Common Stock issued and outstanding with an average market value of $.007 per share for a total market value of $2,140.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g. part I, part II, etc.) Into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None.

TABLE OF CONTENTS

		Page
	PART I

ITEM 1.	DESCRIPTION OF BUSINESS	3

ITEM 2.	DESCRIPTION OF PROPERTY	4

ITEM 3.	LEGAL PROCEEDINGS	4

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE

	OF SECURITY HOLDERS	4

	PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER

	MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF

	EQUITY SECURITIES	5

ITEM 6.	SELECTED FINANCIAL DATA	6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	6

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 8.	FINANCIAL STATEMENTS	13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

	ON ACCOUNTING AND FINANCIAL DISCLOSURE	28

ITEM 9A.	CONTROLS AND PROCEDURES	28

ITEM 9B.	OTHER INFORMATION	29

	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	30

ITEM 11.	EXECUTIVE COMPENSATION	31

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

	OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	33

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	33

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	34

ITEM 15.	EXHIBITS	34

	SIGNATURES	35

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

Employees

As of March 31, 2012, the Company has 2 employees and no current payroll.  A total of 2 persons (CEO and CFO) work part time for the company and also work with the majority shareholder Sector 10 Holdings, Inc.  Beginning in May, 2009, the CEO and CFO compensation was accrued on the Company books.  No cash compensation was paid during the fiscal year.

Due to serious issues resulting from the prior manufacturer and other parties, the Company has been delayed in their sales and production efforts and as a result has not had the funding to hire the personnel needed to assist in its growth.  The Company is in the midst of litigation that has delayed any funding efforts needed to be in place before operations may continue in a manner consistent with its original strategic plan.

ITEM 2 DESCRIPTION OF PROPERTIES

The Company’s administrative offices are located in an office facility located at 222 South Main Street, 5th Floor, Salt Lake City, UT 84101.  The facility is leased on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

The Company is aware of the following situation regarding litigation, pending or threatened, to which it is a party.

Dutro Group, Dutro Company & Reality Engineering

The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis and Lee Allen and other parties.  The litigation is ongoing and is expected to continue into the fiscal year ended March 31, 2014. The Company has filed a claim against the Dutro Group to seek relief for the damages incurred by Dutro Group actions. The Company believes that sufficient reserves are included in the financial statements for exposures for the issues represented in these actions.

Edward  Johnson

The Company is past due on the unpaid balance of a note payable plus accrued interest to Edward Johnson.  The note collection and other issues are pending in current litigation.  The litigation is not expected to be resolved until at least during the fiscal year ended March 31, 2014.   A court date tentatively has been established in November 2013.  The Company has never disputed that an amount is due Johnson.  However a counterclaim has been filed against Johnson for damages in excess of $1 Million.  The Judge has ruled that although a debt is owed Johnson, it is pending the resolution to the multi-million dollar counterclaim which is expected to be resolved by the court date.  The Company believes that sufficient reserves are included in the financial statements for exposures for this case

Doty Scott

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

Bank of America

The Company and its affiliates are currently in litigation seeking damages resulting from actions and activities involving certain parties affiliated with the parties involved in the case.  The Court dismissed the case under grounds that the Company believes has no legal basis.  The Company is in the process of filing an appeal to reinstate the litigation.  The appeal is expected to be heard during the fiscal year ended March 31, 2014.

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

No other matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2013

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The pending litigation has impacted the Company operations which has caused delays in filing various reports.  Due to the late filing, the Company Common Stock trading has been moved from the Over the Counter Bulletin Board under the symbol SECI.OB to trading on the Pink Sheets under the symbol SECI.PK. Prior to May 19, 2009, the stock traded under the symbol “SECT.OB.” The Company’s stock began trading subsequent to its year end of March 31, 2006. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of July 1, 2013, the Company had approximately 206 shareholders of record.

The following chart sets out the Open, High, Low, Close, Volume and Adjusted Close Price for the stock for the period from March 31, 2012 until March 31, 2013.  The dates represent the last trading date for the respective month:

Date	Volume	Open	High	Low	Close

2013-03-29	100	.01	.01	.01	.01
2013-02-28	224	.02	.02	.02	.02
2013-01-31	200	.02	.02	.02	.02
2012-12-31	349	.009	.009	.009	.009
2012-11-30	880	.006	.006	.006	.006
2012-10-31	188	.18	.18	.18	.18
2012-09-28	148	.18	.18	.18	.18
2012-08-31	0	.05	.05	.05	.05
2012-07-30	0	.05	.05	.05	.05
2012-06-29	0	.05	.05	.05	.05
2012-05-31	0	.05	.05	.05	.05
2012-04-30	0	.05	.05	.05	.05
2012-03-30	2,268	.05	.05	.05	.05

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

The shareholders approved a sale of the company to Solar Tracer Corporation and First Diversified Equities, Inc. in January 2011.  The transaction with Solar Tracer closed in January 2011 and closed with First Diversified in February 2011.  Based on the structure of the transactions, the Company anticipated the spin off of the emergency response business in order to devote resources to new business sectors.    The management of the Company was appointed by Solar Tracer and First Diversified in February 2011.  In April, 2011, Solar Tracer and First Diversified cancelled their commitment to the transaction and returned all common shares received at the original closing.   The management and all directors resigned on April 15, 2011. As a result of this cancellation and resignations, the shareholders reappointed the Company’s former directors to manage the Company.

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

Results of Operations for the year ended March 31, 2013 as compared to the year ended March 31, 2012.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2013.

The Company had no revenues for the fiscal year ended March 31, 2012.

Other Income-

The Company had no other income for the fiscal year ended March 31, 2013.

The Company had no other income for the fiscal year ended March 31, 2012.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2013.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2012.

General and Administrative Expenses -

General and administrative expenses were $794,561 for the fiscal year ended March 31, 2013.  These expenses are made up of wages - $522,786, professional fees – $245,000, registration/filing /transfer fees - $21,775 and financing fees of  - $5,000.

General and administrative expenses were $799,820 for the fiscal year ended March 31, 2012.  These expenses are made up of wages - $547,048, professional fees – $164,731, financing fees - $81,166, registration/filing fees -$3,567 and other expenses - $3,308.

Depreciation Expense –

Depreciation expense was $3,189 for the fiscal year ended March 31, 2013.

Depreciation expense was $4,450 for the fiscal year ended March 31, 2012.

Interest expense

The Company had interest expense of $165,440 for the year ended March 31, 2013.

The Company had interest expense of $143,222 for the year ended March 31, 2012.

Other expense

The Company had no other expense for the year ended March 31, 2013.

The Company had other expense of $500,000 for the year ended March 31, 2012.  The expense is entirely attributed to the impairment of the Network Acquisition/Development Asset reflected as of the fiscal year end March 31, 2012.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $0 with a deficit in working capital of $3,599,534 as of March 31, 2013 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $18,409 in total assets for the year ended March 31, 2013. Our total assets are comprised of Cash - $ 0, Inventory – $18,409 and Net fixed assets - $0.

Working capital -

Since the merger on November 20, 2007, we initially have financed the operations exclusively through advances from shareholders and officers. Beginning in May 2008, outside investors have assisted in provided working capital. Total cumulative outside capital received amounted to $657,500 as of the fiscal year ended March 31, 2013.

As of this filing date, the Company is in the midst of litigation and in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring will not be complete until the litigation has been completed.  Potential funding for operations is not expected until sometime in the fiscal year ended March 31, 2014 or beyond.

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

Liabilities -

Current liabilities as of March 31, 2013 were $3,617,943. The balance was composed of accounts payable and accrued liabilities of $3,377,328 and note payable to outside investors of $240,615.

Current liabilities as of March 31, 2012 were $2,682,728. The balance was composed of accounts payable and accrued liabilities of $2,442,113 and note payable to outside investors of $240,615.

Long term liabilities as of March 31, 2013 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Long term liabilities as of March 31, 2012 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of March 31, 2013 were $4,100,943.  Total liabilities as of March 31, 2012 were $3,165,728.

Cash flows -
	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2013	2012
Net cash provided by / (used in)
Operating activities	$0	$0
Investing activities	0	0
Financing activities	0	0

Increase/(decrease) in cash and cash equivalents	$0	$0

Years ended March 31, 2013 and 2012
Cash and cash equivalents	$0	$0

Operating Activities -

Cash used in operations for the year ended March 31, 2013 was $0.  This included a loss from operation of ($963,191), net change in accounts payable and accrued liabilities of $935,216, stock issued for services of $24,786 and an adjustment for non cash depreciation expense of $3,189.

Cash used in operations for the year ended March 31, 2012 was $0.  This included a loss from operation of $1,447,492, net change in accounts payable and accrued liabilities of $783,098, loss due to impairment of $500,000, stock issued for services of $144,879, net discount on convertible debt of $15,065, and an adjustment for non-cash depreciation expense of $4,450.

Investing Activities -

There was no cash used in Investing Activities for the year ended March 31, 2013.

There was no cash used in Investing Activities for the year ended March 31, 2012.

Financing Activities -

There was no cash provided in financing activities for the year ended March 31, 2013.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2013.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

•	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

	O	bid and offer price quotes and volume information;

	O	the broker-dealer’s compensation for the trade;

	O	the compensation received by certain salespersons for the trade;

	O	monthly accounts statements; and

	O	a written statement of the customer’s financial situation and investment goals

ITEM 8.  FINANCIAL STATEMENTS

NOTE: The financial statements, related notes and the other information included in this report have not been reviewed by the Company’s outside accountant prior to the filing of this report.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
For the Years Ended March 31, 2013 and 2012

	March 31, 2012	March 31, 2012
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	18,409	18,409
Total current assets	18,409	18,409
Fixed assets cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(19,060)
Net fixed assets	0	3,190
Other assets - Network acquisition/development costs	0	0
Total assets	$18,409	$21,599

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,377.328	$2,442,143
Note payable - short term	240,615	240,615
Total current liabilities	3,617,943	2,682,758
Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000
Total liabilities	4,100,943	3,165,758
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778* and 305,778* shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,123,443
Deficit accumulated during development stage	(10,231,069)	(9,267,878)
Total shareholders' equity (deficit)	(4,082,534)	(3,144,129)
Total liabilities and shareholders' equity (deficit)	$18,409	21,599

The accompanying notes are an integral part of these consolidated financial statements.

Note*   Shares adjusted to reflect 500 to 1 reverse stock split completed on 2/14/2012

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2013 and 2012 and for the Period From Inception,
September 16, 2002 to March 31, 2013

	Years Ended		Inception to
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	794,562	799,820	8,675,225
Depreciation	3,189	4,450	24,106
Research and development	-	-	226,108
Total expenses	797,751	804,270	8,925,439
Income (loss) from operations	(797,751)	(804,270)	(8,924,971)
Interest expense	(165,440)	(143,222)	(675,303)
Other income (expense)	-	(500,000)	(630,795)
Net income (loss) before income taxes	(963,191)	(1,447,492)	(10,231,069)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(963,191)	$(1,447,492)	$(10,231,069)

Weighted Average Shares Outstanding - basic and diluted	305,778	278,102
Basic and diluted income (loss) per share
Continuing Operations	$(3.15)	$(5.20)

Net Income (Loss)	$(3.15)	$(5.20)

The accompanying notes are an integral part of these consolidated financial statements

Note*   Shares outstanding adjusted to reflect 500 to 1 reverse stock split completed on 2/14/2012

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from September 16, 2002 (inception) through March 31, 2013

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Balance at Inception, September, 16, 2002	-	$-	$-	$-
Issued Shares	10,000	10	(1,414)	-
Net loss for the period 12/31/2002	-	-	-	(3,586)
Net loss for the period 1/1/2003 to 3/31/2007	-	-	-	-
Recapitalization	5,464	6	(703,166)	-
Net loss for the period 3/31/2008	-	-	-	(123,946)
Issued Shares 3/31/2009	20,256	20	1,702,738	-
Gain on extinguishment of debt	-	-	10,850	-
Net loss for the period 3/31/2009	-	-	-	(532,775)
Issued Shares 3/31/2010	65,099	65	3,265,424	-
Net loss for the period 3/31/2010	-	-	-	(4,587,632)
Balance at March 31, 2010 (audited)	100,819	101	4,274,432	(5,247,939)
Issued Shares (unaudited)	243,443	243	1,199,745	-
Adjustment to value of stock options at March 31, 2011 (unaudited)	-	-	116,455	-
Discount on Convertible notes (unaudited)	-	-	206,324	-
Net loss for the period (unaudited)	-	-	-	(2,572,447)
Balance at March 31, 2011 (unaudited)	344,262	344	5,796,956	(7,820,386)
Issued Shares (unaudited)	(23,315)	(23)	76,988	-
Adjust for 500-to 1 reverse split	(15,169)	(15)	152,451
Adjustment to value of stock options at March 31, 2012 (unaudited)	-	-	97,048	-
Net loss for the period (unaudited)	-	-	-	(1,447,492)
Balance at March 31, 2012 (unaudited)	305,778	$306	$6,123,443	$(9,267,878)
Adjustment to value of stock options at March 31, 2012 (unaudited)	-	-	24,786	-
Net loss for the period (unaudited)	-	-	-	(963,191)
Balance at March 31, 2013 (unaudited)	305,778	306	6,148,229	(10,231,069)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended March 31, 2013 and 2012
and for the Period From Inception,
September 16, 2002, to March 31, 2013

	Years Ended		Inception to
	March 31, 2013	March 31, 2012	March 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(963,191)	$(1,447,492)	$(10,231,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	24,786	144,879	5,114,493
Depreciation	3,189	4,450	24,106
Net discount on convertible debt	-	15,065	206,324
Loss due to Impairment / Gain on restructuring	-	500,000	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	935,216	783,098	3,872,622
Net cash used in operating activities	-	-	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	657,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	577,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$18,295
Cash paid for income taxes	$-	$-	$-

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.  The Company has no sales and no receivables outstanding for the fiscal year ended March 31, 2013.  Due to the size of the sales and related receivables, no reserve was established for the current fiscal year. In the future, the Company expects to use 3rd party financing lease arrangements for many product sales that will minimize the need for providing credit to customers.

Inventory

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.  Inventory is comprised of finished products that the Company intends to sell to its customers and product demos that are used for presentations to customers.  The demos are also available for sale.  The Company uses an outsourced manufacturer to produce the product.  There was no sales activity and therefore minimal inventory on hand at the fiscal year ended March 31, 2013.    The Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the years ended March 31, 2013 and 2012, the Company had a reserve of $12,491

Property and Equipment and Depreciation

Property and equipment are carried at historical cost less accumulated depreciation. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

The Company provides for depreciation of property and equipment principally by use of the straight-line method for financial reporting purposes. Depreciation begins in the month that depreciable assets are placed in service.  The only assets currently placed in service are computers and furniture and equipment.  Computers and depreciable equipment are estimated to have a useful life of 5 years.  Depreciation is computed based on a straight line basis over the estimated useful life.  All property and equipment is fully depreciated at the end of the fiscal year end.

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

Beginning in May 2008 and continuing through the end of the fiscal year March 31, 2011, the Company received funding from outside investors.  The Company is currently being restructured in an effort secure new funding opportunities..  No additional funding is expected until at least during the fiscal year ended March 31, 2014.

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

Revenue Recognition

The Company had no sales activity during the current fiscal year ended March 31, 2013.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

Impact of Recent Accounting Pronouncements

Sector 10 does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 3 – INVENTORY

There were no sales in the year ended March 31, 2013.  Therefore, total inventory remains at $18,409 for the year ended March 31, 2013.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the year ended March 31, 2013, the Company has a reserve of $12,491.

Note 4 – NETWORK ACQUISITION/DEVELOPMENT COSTS

The net Network Asset of $931,181 remaining as of March 31, 2010 represents the net transfer costs from the original transfer from Sector 10 Holdings to Sector 10 Inc. in May 2009.  The Network Asset is a long lived intangible asset that requires review for impairment on regular basis under ASC 350.

For the fiscal years ended March 31, 2013 and March 31, 2012, operations of the Company have been hindered by the ongoing litigation involving the Dutro litigation and other litigation.  The impact of the litigation has resulted in either lost sale opportunities or delays in the implementation of the Company products and services.   Based on the litigation and its impact on the Company operations, the Company has adjusted the Network Asset in the fiscal year ended March 31, 2011 to reduce the balance from $931,181 to $500,000.  The adjustment of $431,181was treated as a loss due to impairment.  Due to the continued damages as a result of the litigation issues, the Company reduced the balance to zero in the fiscal year ended March 31, 2012. The adjustment of $500,000 was treated as a loss due to impairment.

Note 5 – NOTES PAYABLE

Johnson Financing

The loan is in default. An investor had been secured that has structured transactions to acquire the Ed Johnson note in installments in exchange for Company common shares.   The agreed amount to payoff was $226,615 which included accrued interest of $26,615.   This payoff was valid through July 31, 2010.  The total amount paid through July 31, 2010 was $140,000 leaving a net balance of $86,615.  The net balance at July 31, 2010 continues to accrue interest at an annual rate of 6% until paid in full.   Due to changing market conditions, the investor used to assist in payoff of the note was unable to make further payments.  The note collection and other issues are pending under litigation and no further payments are expected until such litigation is resolved.  The litigation is not expected to be resolved until at least during the fiscal year ended March 31, 2014.

The accrued interest of $26,615 was transferred to notes payable in order to account for the agreed remaining balance of $86,615.  The interest accrued from August 1, 2010 through the year ended March 31, 2013 was $14,071.  Accrued interest for the fiscal year ended March 31, 2013 was $5,197

Dutro Financing:

All Dutro Group promissory notes are treated as long term notes payable.  All notes expire on May 31, 2014. Interest is accrued at an annual rate of 7.5%.  Interest is payable quarterly.  Total interest expense for the Dutro Group for the year ended March 31, 2013 is $36,225.

Due to the pending litigation involving all members of the Dutro Group, no interest payment is expected to be made until the litigation is resolved.  All accrued but unpaid interest associated with the Dutro Group has been recorded as contingent reserve – interest and included in accounts payable.  The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Total contingent reserve - interest for the year ended March 31, 2013 is $116,504 comprised of Dutro Company - $68,448, Vick Davis - $34,650 and William Dutro - $ 13,406.

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

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $227,428 of which $112,038 was accrued during the year ended March 31, 2013. As of March 31, 2013, no election has been made to convert any portion of the balance due under the agreement to common shares.

Other Notes

Individuals – short term

In order to generate short term funding, the Company provided individual investors with an opportunity to receive common shares equal to their investment plus a promissory note to return principal within 180 days.  Interest is accrued at an annual rate of 8%.  A conversion option is provided at the end of the term to provide the investor with a right to convert all or a portion of the principal into common shares of the Company. The agreement further provides the issuance of warrants to provide the investor with subsequent opportunities to acquire Company common shares. No payment was made on the notes by March 31, 2013. Total interest accrued as of March 31, 2013 was $21,796 of which $6,780 was accrued during the year ended March 31, 2013.

Calm Seas Capital, LLC

A term sheet was signed with Calm Seas, LLC on March 12, 2010 to provide bridge funding.  On April 28, 2010, $10,000 in funding was received from Calm Seas Capital.  No other funding has been received.  In accordance with the terms of the agreement, interest is accrued at an annual rate of 10% on the amount of funds received. Total interest accrued as of September 30, 2010 was $422 of which $422 was accrued during the year ended March 31, 2011.  No further interest has been accrued.

On September 2, 2010, the Company sent a letter to Illuminated Financial Corp, a major partner in Calm Seas, demanding performance under their obligations on or before September 20, 2010.  If no performance is received, the Company demanded the return of all fees paid to Illuminated and related parties.  Total returned fee request was $375,000.  No performance occurred during the period ended and no fees were returned as of March 31, 2013. The Company has transferred the $10,000 note payable due to Calm Seas to a contingent reserve pending settlement with the Calm Seas’ principals and Illuminated Financial.  No further interest shall be accrued on the former note payable during the settlement period.

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

The discount for the four notes was valued at $105,324 is accounted for as a discount to the outstanding debt of this note with an equal amount equal to that discount recorded in additional paid-in capital at the time of the issuance. The discount is amortized as interest expense (non-cash) over the life of the note. Each note has a life of 9 months.  Total amortization of discount during the year ended March 31, 2011 was $90,259.  The net discount remaining after amortization is $15,065 ($105,324-$90,259).  The discount was fully amortized by the end of the fiscal year ended March 31, 2012.

Total interest accrued (without discount amortization) as of March 31, 2013 was $16,102 of which $5,200 was accrued during the year ended March 31, 2013.

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

Summary of Interest and Notes Payable

Interest expense	March 31, 2013	March 31, 2012

Interest – Johnson	5,197	5,197
Interest – Dutro Group	36,225	36,225
Interest - Employee Group	112,038	73,958
Interest – Other Notes	11,980	12,777
Total interest expense without amortization of discount	165,440	128,157
Interest – Amortization of Discount on Asher Enterprises, Inc. Note(s)	0	15,065
Total interest expense	$165,440	$143,222

Note Payable Balance	March 31, 2013	March 31, 2012

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Total Note Payable – short term	$240,615	$240,615

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$723,615	$723,615

Debt Maturity Schedule

As of March 31, 2013, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2013	240,615
March 31, 2014	-
March 31, 2015	483,000

Total	$723,615

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

During the Quarter ended: March  31, 2013:

No equity transactions occurred in the period ended March 31, 2013.

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

Based on the date of grant and the vesting occurring through the year ended March 31, 2011, the Company computed the fair value of the stock options using the black scholes model.  The value was determined to be $203,879.  A total of $203,879 has been recognized through the period which represents the 1005% vesting on March 31, 2013.

Note 8 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the fiscal year ended March 31, 2013. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business.  The Company is in the process of restructuring the business in order to continue forward as a going concern.  It is expected that the restructuring will be completed after the current litigation is completed.  After the restructuring is completed, revenues are not expected to be generated at the earliest by the end of the year ended March 31, 2014.

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

The summary of the outstanding warrants at March 31, 2013 is as follows:

Activity for year ended March 31, 2013	Warrants

Outstanding, beginning of year	2,000
Granted	-
Exercised	-
Expired or cancelled	-
Outstanding, end of year	2,000
Exercisable, end of year	2,000
Available for grant, end of year	-

The warrant exercise price is fixed at $8,750 at the fiscal year ended March 31, 2013.  The warrants expire on November 30, 2013.

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Deferred tax assets:
NOL Carryover	$435,087	$433,761
Related Party Accruals	687,720	477,664
Accrued Expenses	629,438	474,760

Deferred tax liabilities
Depreciation	83	(463)

Valuation allowance	(1,752,328)	(1,385,722)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2013 and 2012 due to the following:

	March 31, 2013	March 31, 2012

Book Income	$(375,644)	$(564,522)
Depreciation	(82)	(136)
Meals & Entertainment	-	-
Stock for Services & Finance	9,667	75,379
Related Party Accruals	210,056	191,943
Accrued Expenses	154,678	113,465
Impairment Loss	0	195,000
Valuation Allowance	1,325	(11,129)
	$-	$-

At March 31, 2013, the Company had net operating loss carryforwards of approximately $1,115,600 that may be offset against future taxable income from the year 2013 through 2032.  No tax benefit has been reported in the March 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2013 the Company had no accrued interest or penalties related to uncertain tax positions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Due to the late filing of the Form 10-K for the period ended March 31, 2011 and the late filing for the Form 10-Q for the period ended June 30, 2011 and the Form 10-Q for the period ended September 30, 2011, the Company was moved from trading on the Over the Counter Bulletin Board to trading on the Pink Sheets.  In an effort to get filings current as soon as possible, the Company filed and/or will file all of the late reports with unaudited financial statements which is acceptable for a company trading on the Pink Sheets. When funds are available, the Company will engage their audit firm to conduct an audit of the year ended March 31, 2011,  March 31, 2012  and March 31, 2013 in an effort to move back to the Over the Counter Bulletin Board.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2013, our internal control over financial reporting were effective.

(b)	Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company expects to seek capital after the restructuring is complete in an effort to begin production and distribution of their products.  This is not expected to occur until the litigation issues are resolved at which time a detailed analysis of all internal controls will be conducted to assure efficiency and compliance with all regulations and agreements.  Regardless of the production status, a further review of the internal control procedures are expected to be reviewed and completed in the fiscal year in which litigation is completed and is not expected sooner than the fiscal year ended March 31, 2014.

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

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of March 31, 2013, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Title	Director or Officer Since

Pericles DeAvila	43	Chairman of the Board and Acting President, Chief Executive	May 12, 2011
		Officer
Laurence A. Madison	57	Director and Acting Chief Financial Officer / Secretary / Treasurer	May 12, 2011

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2013, the end of the Company’s last completed fiscal year):

Name	Fiscal Year	Compensation

Peric DeAvila	2013	$258,000
Laurence A. Madison	2013	$240,000
Peric DeAvila	2012	$234,000
Laurence A. Madison	2012	$216,000
Peric DeAvila	2011	$216,000
Laurence A. Madison	2011	$198,000

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2013.

There was no cash compensation to officers in the fiscal year ended March 31, 2013 and no cash compensation was paid in the year ended March 31, 2012.  Unpaid compensation was accrued in the fiscal year ended March 31, 2013 and March 31, 2012.  The amount accrued was based on the terms set forth in the employment agreements.

Bonuses and Deferred Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016.  Under the agreement, the parties are entitled to a cash bonus and a stock bonus.

In March 2010, the Board authorized a Stock Incentive Plan for the benefit of employees and others who perform services on behalf of the Company.    A Form S-8 Registration statement was filed on July 13, 2010 to authorize the issuance of Company options to key officers, directors and consultants. Options were issues under the S-8 in the fiscal year March 31, 2011.  No options were issued under the plan in fiscal year March 31, 2013.

No current deferred compensation programs are established as of March 31, 2013.  The Company reserves the right to establish such a plan in the future.

Compensation Pursuant to Plans.

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016.

Pension Table

The Company reserves the right to establish a Company retirement plan.  No such plan exists at the March 31, 2013

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

	Name of	Amount and Nature
Title of Class	Beneficial Owner	of Beneficial Ownership		Percentage of Class
OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common	Peric DeAvila	11,391	(1)	3.72%

Common	Laurence Madison	10,896	(1)	3.56%

Common	Sector 10 Holdings, Inc.	151,616	(1)	49.58%

All officers and Directors as a Group (2) Persons (2)		22,287		7.28%

Including officer, directors and 5% shareholder		173,903		56.86%

(1)
Anti-dilution agreements were entered into with Sector 10 Holdings, Inc. in November 2009 and officers Peric DeAvila and Laurence Madison in February 2010.  The above percentages do not reflect all shares that the anti-dilution provisions provide the shareholders that have been accrued but not issued as of March 31, 2013.  Therefore the percentages would be increased by approximately 5% total if such dilution shares were issued.

(2)	The shares described above have been adjusted to reflect the impact of the 500-1 reverse stock split effective on February 14, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS During the Year ended March 31, 2013:

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

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES  -

	2013	2012

Audit Fees	$-	$-
Audit and Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$-	$-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: July 12, 2013	By	/s/ Pericles DeAvila
Pericles DeAvila, Principal Executive Officer

Date: July 12, 2013	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pericles DeAvila	Principal Executive Officer, Director	July 12, 2013
Pericles DeAvila

/s/ Laurence A. Madison	Chief Financial Officer, Director	July 12, 2013
Laurence A. Madison