Form 10-Q
period 2013-06-30
SECTOR 10 INC
filed 2013-08-19
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

As of August 16, 2013 the issuer had 305,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012 and for the period from inception, September 16, 2002 to June 30, 2013	4

	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012 and for the period from inception, September 16, 2002, to June 30, 2013.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

Part II. Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	14

Item 1. FINANCIAL STATEMENTS

NOTE: The financial statements, related notes and the other information included in this report have not been reviewed by the Company’s outside accountant prior to the filing of this report.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	18,409	18,409
Total current assets	18,409	18,409

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Total assets	$18,409	$18,409

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,618,680	$3,377.328
Note payable - short term	240,615	240,615
Total current liabilities	3,859,295	3,617,943
Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000
Total liabilities	4,342,295	4,100,943
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(10,472,421)	(10,231,069)
Total shareholders' equity (deficit)	(4,323,886)	(4,082,534)
Total liabilities and shareholders' equity (deficit)	$18,409	18,409

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2013 and 2012 and for the Period From Inception,
September 16, 2002 to June 30, 2013

	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)

Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	193,460	149,286	8,868,685
Depreciation	-	1,113	24,106
Research and development	-	-	226,108
Total expenses	193,460	150,399	9,118,899
Income (loss) from operations	(193,460)	(150,399)	(9,118,431)
Interest expense	(47,892)	(37,432)	(723,195)
Other income (expense)	-	-	(630,795)
Net income (loss) before income taxes	(241,352)	(187,831)	(10,472,421)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(241,352)	$(187,831)	$(10,472,421)

Weighted Average Shares Outstanding - basic and diluted *	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(0.79)	$(0.61)

Net Income (Loss)	$(0.79)	$(0.61)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Note*   Shares adjusted to reflect 500 to 1 reverse stock split completed on 2/14/2012

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2013 and 2012 and for the Period From Inception,
September 16, 2002 to June 30, 2013

	Three Months Ended		Inception to
	June 30, 2013	June 30, 2012	June 30, 2013
Cash Flows from Operating Activities:
Net Loss	$(241,352)	$(187,831)	$(10,472,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	24,786	5,114,493
Depreciation	-	1,113	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	241,352	161,932	4,113,974
Net cash used in operating activities	-	-	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	657,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	577,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$18,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the three month period ended June 30, 2013.  Therefore, total inventory remains at $18,409 for the three month period ended June 30, 2013.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the three month period ended June 30, 2013, the Company has a reserve of $12,491.

Note 3 – NOTES PAYABLE

Johnson Financing

The interest accrued for the three month period ended June 30, 2013 was $1,299.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the three month period ended June 30, 2013 was $ 9,056 comprised of Dutro Company - $4,687, Vick Davis - $3,250 and William Dutro - $1,219. Total contingent reserve - interest for the period ended June 30, 2013 is $125,560 comprised of Dutro Company - $73,135, Vick Davis - $37,800 and William Dutro - $14,625.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $251,925 of which $24,497 is accrued during the three month period ended June 30, 2013.  As of June 30, 2013, no election has been made to convert any portion of the balance due under the agreement to common shares.

Other Notes

Individuals – short term

 Total interest accrued as of June 30, 2013 was $23,576 of which $1,780 was accrued during the three month period ended June 30, 2013.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

Total interest accrued (without discount amortization) as of June 30, 2013 was $17,402 of which $1,300 was accrued during the three month period ended June 30, 2013.  The current period interest is included as part of other notes interest.

Summary of Interest and Notes Payable

Interest expense	June 30, 2013	June 30, 2012

Interest – Johnson	1,299	1,299
Interest – Dutro Group	9,056	9,056
Interest - Employee Group	34,457	24,337
Interest – Other Notes	3,080	2,740
Total interest expense	$47,892	$37,432

Note Payable Balance	June 30, 2013	March 31, 2013

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Total Note Payable – short term	$240,615	$240,615

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$723,615	$723,615

Debt Maturity Schedule

As of June 30, 2013, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2014	$240,615
March 31, 2015	$483,000
March 31, 2016	$0

Total	$723,615

Note 4 – EQUITY

During the Quarter ended: June 30, 2013:

No equity transactions occurred in the period ended June 30, 2013.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the three month period ended June 30, 2013. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s financial statements for the three month period ended June 30, 2013 and 2012 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2013 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

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

Going Concern Qualification

Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the pending litigation and the current restructuring, the Company operations are not likely to produce positive cash flow until at least the end of the fiscal year ended March 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

Results of Operations

Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012

Revenues -

The Company had no revenues for the three months ended June 30, 2013.

The Company had no revenues for the three months ended June 30, 2012.

Other Income-

The Company had no other income for the three months ended June 30, 2013.

The Company had no other income for the three months ended June 30, 2012.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2013.

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2012.

All expenses for the Company were treated as general and administrative expenses.

General and Administrative Expenses -

General and administrative expenses were $193,460 for the three months ended June 30, 2013. These expenses are made up of accrued and unpaid wages – $136,500, Legal & professional fees – $40,000, accrued payroll taxes – $13,650 and Filing, financing and other fees - $3,310.

General and administrative expenses were $149,286 for the three months ended June 30, 2012. These expenses are made up of accrued and unpaid wages – $140,286.

Depreciation Expense –

Depreciation expense for the three month period ended June 30, 2013 was $0.

Depreciation expense for the three month period ended June 30, 2012 was $1,113.

Interest Expense –

Interest expense for the three month period ended June 30, 2013 was $47,892 for interest accrued on notes payable.

Interest expense for the three month period ended June 30, 2012 was $37,432 for interest accrued on notes payable.

Liquidity and Capital Resources
`
As of June 30, 2013, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2014 or for any future period.

Total Assets -

The Company had $18,409 in total assets as of June 30, 2013, comprised of cash - $0 and Inventory of $18,409.

Working capital -

Since the merger on November 20, 2007, we initially have financed the operations exclusively through advances from shareholders and officers. Beginning in May 2008, outside investors have assisted in provided working capital. Total cumulative outside capital received amounted to $657,500 as of the period ended June 30, 2013.

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

Total Liabilities -

Current liabilities as of June 30, 2013 were $3,859,295. The balance was composed of accounts payable and accrued liabilities of $3,618,680, note payable to outside investors of $240,615.

Long term liabilities as of June 30, 2013 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of June 30, 2013 were $4,342,295.

Cash flows -

	Three Months Ended	Three Months Ended
	June 30,	June 30,
Sources and Uses of Cash	2013	2012
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended June 30, 2013 and 2012
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the three months ended June 30, 2013 was $0.

Cash used in operations for the three months ended June 30, 2012 was $0.

Investing Activities –

Cash used from investing activities for the three months ended for June 30, 2013 was $0.

Cash used from investing activities for the three months ended for June 30, 2012 was $0.

Financing Activities -

Cash provided from financing activities for the three months ended June 30, 2013 was $0.

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

Going Concern Qualification

Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the pending litigation and the current restructuring, the Company operations are not likely to produce positive cash flow until at least the end of the fiscal year ended March 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of June 30, 2013, the Company’s disclosure controls and procedures were effective.

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

Dutro Group, Dutro Company & Reality Engineering

The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis and Lee Allen and other parties.  The litigation is ongoing and is expected to continue until at least during the fiscal year ended March 31, 2014. The Company has filed a claim against the Dutro Group to seek relief for the damages incurred by Dutro Group actions. The Company believes that sufficient reserves are included in the financial statements for exposures for the issues represented in these actions.

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

Bank of America

The Company and its affiliates are currently in litigation seeking damages resulting from actions and activities involving certain parties affiliated with the parties involved in the case.  The Court dismissed the case under grounds that the Company believes has no legal basis.  The Company has filed an appeal to reinstate the litigation.  The appeal is expected to be heard during the fiscal year ended March 31, 2014.

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

Sector 10, Inc.

August 19, 2013	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

August 19, 2013	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer