Form 10-Q
period 2013-09-30
SECTOR 10 INC
filed 2013-11-19
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

As of November 18, 2013 the issuer had 305,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and March 31, 2013	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2013 and 2012 and for the period from inception, September 16, 2002 to September 30, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012 and for the period from inception, September 16, 2002, to September 30, 2013.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

Item 1. FINANCIAL STATEMENTS

The financial statements, related notes and the other information included in this report have not been reviewed by the Company’s outside accountant prior to the filing of this report.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	18,409	18,409
Total current assets	18,409	18,409

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Total assets	$18,409	$18,409

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,867,661	$3,377,328
Note payable - short term	240,615	240,615
Total current liabilities	4,108,276	3,617,943
Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000
Total liabilities	4,591,276	4,100,943
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(10,721,402)	(10,231,069)
Total shareholders' equity (deficit)	(4,572,867)	(4,082,534)
Total liabilities and shareholders' equity (deficit)	$18,409	18,409

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2013 and 2012 and
for the Period From Inception, September 16, 2002 to September 30, 2013

	Three Months Ended		Six Months Ended		Inception to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	182,363	209,501	375,823	358,786	9,051,048
Depreciation		1,112	-	2,225	24,106
Research and development			-	-	226,108
Total expenses	182,363	210,613	375,823	361,011	9,301,262
Income (loss) from operations	(182,363)	(210,613)	(375,823)	(361,011)	(9,300,794)
Interest expense	(66,617)	(40,012)	(114,510)	(77,445)	(789,813)
Other income (expense)	-	-	-	-	(630,795)
Net income (loss) before income taxes	(248,980)	(250,625)	(490,333)	(438,456)	(10,721,402)
Provision for income taxes	-	-	-	-	-
Net income (loss) after income taxes	$(248,980)	$(250,625)	$(490,333)	$(438,456)	$(10,721,402)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(0.81)	$(0.82)	$(1.60)	$(1.43)

Net Income (Loss)	$(0.81)	$(0.82)	$(1.60)	$(1.43)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2013 and 2012 and
for the Period From Inception, September 16, 2002 to September 30, 2013

	Six Months Ended		Inception to
	September 30, 2013	September 30, 2012	September 30, 2013
Cash Flows from Operating Activities:
Net Loss	$(490,333)	$(438,456)	$(10,721,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	24,786	5,114,493
Depreciation	-	2,225	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	490,333	411,445	4,362,955
Net cash used in operating activities	-	-	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	657,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	577,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$18,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the six month period ended September 30, 2013.  Therefore, total inventory remains at $18,409 for the six month period ended September 30, 2013.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the six month period ended September 30, 2013, the Company has a reserve of $12,491.

Note 3 – NOTES PAYABLE

Johnson Financing

The interest accrued for the six month period ended September 30, 2013 was $18,843 which includes an adjustment of $14,945 to increase the accrued interest to agree to the litigation settlement reached on November 14, 2013.  The rate for accrued interest has been increased from an annual rate of 6% to an annual rate of 12%.  The adjustment noted above reflects the cumulative effect of this change.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the six month period ended September 30, 2013 was $18,112 comprised of Dutro Company - $9,374, Vick Davis - $6,300 and William Dutro - $2,438. Total contingent reserve - interest for the period ended September 30, 2013 is $134,617 comprised of Dutro Company - $77,823, Vick Davis - $40,950 and William Dutro - $ 15,844.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $298,822 of which $71,394 is accrued during the six month period ended September 30, 2013.

Other Notes

Individuals – short term

 Total interest accrued as of September 30, 2013 was $17,474 of which $3,221 was accrued during the six month period ended September 30, 2013.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

Total interest accrued (without discount amortization) as of September 30, 2013 was $13,502 of which $2,600 was accrued during the six month period ended September 30, 2013.  The current period interest of $2,600 is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	September 30, 2013	September 30, 2012

Interest – Johnson	18,843	2,598
Interest – Dutro Group	18,112	18,112
Interest - Employee Group	71,394	50,914
Interest – Other Notes	6,161	5,821
Total interest expense	$114,510	$77,445

Note Payable Balance	September 30, 2013	March 31, 2013

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Total Note Payable – short term	$240,615	$240,615

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$723,615	$723,615

Debt Maturity Schedule

As of September 30, 2013, the annual maturities for notes payable is scheduled as follows:

Fiscal Year	Amount

March 31, 2014	$240,615
March 31, 2015	$483,000

Total	$723,615

Note 4 – EQUITY

During the Quarter ended: June 30, 2013:

No equity transactions occurred in the period ended June 30, 2013.

During the Quarter ended: September 30, 2013:

No equity transactions occurred in the period ended September 30, 2013.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the three month period ended June 30, 2013. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business.  The Company is in the process of restructuring the business in order to continue forward as a going concern.  It is expected that the restructuring will be completed after the current litigation is completed.  After the restructuring is completed, revenues are not expected to be generated at the earliest by the end of the year ended March 31, 2015.

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

The Company’s financial statements for the six month period ended September 30, 2013 and 2012 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of September 30, 2013 the Company had no accrued interest or penalties related to uncertain tax positions.

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

2)
A settlement was reached in the Johnson case on November 14, 2013.  Under the settlement, the parties agreed to retain the judgment for collection of the outstanding debt and drop all other claims and counter claims.  Payment of the judgment will be made based on a payment of 42,000 at settlement and then a payment of $2,000 every 90 days.  Proceeds from other litigation (if any) will be used as the primary source of funds to pay off the judgment.  The judgment including accrued interest was agreed to be $115,198 as of May 1, 2013.  Interest will accrue on the principal of $86,615 at an annual rate of 12% until the judgment is paid in full.  The outstanding loan had been accruing interest at a rate of 6% per year.  The impact of the settlement and the resulting increase in interest to 12% has been reflected in the current financial statements.  An adjustment of $14,945 was required to adjust the interest to agree to the settlement.

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

Going Concern Qualification

Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the pending litigation and the current restructuring, the Company operations are not likely to produce positive cash flow until at least the end of the fiscal year ended March 31, 2015. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

Results of Operations

Six Months Ended September 30, 2013 as Compared to the Six Months Ended September 30, 2012

Revenues -

The Company had no revenues for the six months ended September 30, 2013.

The Company had no revenues for the six months ended September 30, 2012.

Other Income-

The Company had no other income for the six months ended September 30, 2013.

The Company had no other income for the six months ended September 30, 2012.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2013.

The Company had no operating expenses for the six months ended September 30, 2012.

General and Administrative Expenses -

General and administrative expenses were $375,823 for the six months ended September 30, 2013 which was made up primarily of Wages - $273,000, Professional fees – Legal & Accounting fees $65,000, Accrued payroll tax - $27,300, Filing fees – 4,620 and other expense - $5,903.

General and administrative expenses were $358,786 for the six months ended September 30, 2012 which was made up primarily of Wages - $273,786 and Professional fees – Legal & Accounting fees $85,000.

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2013 was $0.

Depreciation expense for the six months ended September 30, 2012 was $2,225.

Interest Expense –

Interest expense for the six month period ended September 30, 2013 was $114,510.

Interest expense for the six month period ended September 30, 2012 was $77,445.

Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012

Revenues -

The Company had no revenues for the three months ended September 30, 2013.

The Company had no revenues for the three months ended September 30, 2012.

Other Income-

The Company had no other income for the three months ended September 30, 2013.

The company had no other income for the three months ended September 30, 2012.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2013.

The Company had no operating expenses for the three months ended September 30, 2012.

General and Administrative Expenses -

General and administrative expenses were $182,363 for the three months ended September 30, 2013 which was made up primarily of Wages - $136,500, Professional fees – Legal & Accounting fees $25,000, Accrued Payroll Taxes - $13,650, Filing Fees - $2,810 and other expenses - $4,403.

General and administrative expenses were $209,501 for the three months ended September 30, 2012 which was made up primarily of Wages - $124,500, Professional fees – Legal & Accounting fees $85,000 and other expenses - $1.

Depreciation Expense –

Depreciation expense for the three months ended September 30, 2013 was $0.

Depreciation expense for the three months ended September 30, 2012 was $1,112.

Interest Expense –

Interest expense for the three month period ended September 30, 2013 was $66,617.

Interest expense for the three month period ended September 30, 2012 was $40,012.

Liquidity and Capital Resources
`
As of September 30, 2013, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2014 or for any future period.

Total Assets -

The Company had $18,409 in total assets as of September 30, 2013, comprised of cash - $0 and Inventory - $18,409.

Working capital -

As of this filing date, the Company is in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring is expected to be completed by the end of the fiscal year ended March 31, 2015.    Potential funding is not expected until litigation efforts are completed.  It is uncertain as to when such litigation will be completed.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Total Liabilities -

Current liabilities as of September 30, 2013 were $4,108,276. The balance was composed of accounts payable and accrued liabilities of $3,867,661 and note payable to outside investors of $240,615.

Long term liabilities as of September 30, 2013 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of September 30, 2013 were $4,591,276.

Cash flows -

	Six Months Ended	Six Months Ended
	September 30,	September 30,
Sources and Uses of Cash	2013	2012
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended September 30, 2013 and 2012
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the six months ended September 30, 2013 was $0. Operating activities were affected by net loss – ($490,333) and change in accounts payable and accrued liabilities - $490,333.

Cash used in operations for the six months ended September 30, 2012 was $0. Operating activities were affected by net loss – ($438,456), stock for services - $24,786; depreciation expense - $2,225 and change in accounts payable and accrued liabilities -$411,445.

Investing Activities –

Cash used from investing activities for the six months ended for September 30, 2013 was $0.

Cash used from investing activities for the six months ended for September 30, 2012 was $0.

Financing Activities –

Cash provided from financing activities for the six months ended September 30, 2013 was $0.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

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

Edward  Johnson

The Company is past due on the unpaid balance of a note payable plus accrued interest to Edward Johnson.  The note collection and other issues were pending in litigation. A settlement was reached in the Johnson case on November 14, 2013.  Under the settlement, the parties agreed to retain the judgment for collection of the outstanding debt and drop all other claims and counter claims.  Payment of the judgment will be made based on a payment of 42,000 at settlement and then a payment of $2,000 every 90 days.  Proceeds from other litigation (if any) will be used as the primary source of funds to pay off the judgment.  The judgment including accrued interest was agreed to be $115,198 as of May 1, 2013.  Interest will accrue on the principal of $86,615 at an annual rate of 12% until the judgment is paid in full.  The outstanding loan had been accruing interest at a rate of 6% per year.  The impact of the settlement and the resulting increase in interest to 12% has been reflected in the current financial statements,  An adjustment of $14,945 was required to adjust the interest to agree to the settlement.  Payments are allocated first to unpaid interest and then principal,

Doty Scott

Doty Scott is a consultant that delivered services to the Company prior to November 20, 2007 which was the date of the merger between SKRM Interactive, Inc. and Sector 10 USA, Inc. (now Sector 10, Inc.)  The amount due the consultant is at dispute in pending litigation. The judge has dismissed the case with no judgment assessed against the Company.  The Company is waiting to determine if any further action is expected.  No further action is expected at this time.

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

Sector 10, Inc.

November 19, 2013	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

November 19, 2013	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer