Form 10-K
period 2014-03-31
SECTOR 10 INC
filed 2014-07-14
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014

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

As of July 10, 2014, the Registrant had 305,778 shares of Common Stock issued and outstanding with an average market value of $.05 per share for a total market value of $15,289.

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

Employees

As of March 31, 2014, the Company has 2 employees and no current payroll.  A total of 2 persons (CEO and CFO) work part time for the company and also work with the majority shareholder Sector 10 Holdings, Inc.  Beginning in May, 2009, the CEO and CFO compensation was accrued on the Company books.  No cash compensation was paid during the fiscal year.

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

Dutro Group, Dutro Company & Reality Engineering

The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis and Lee Allen and other parties.  The litigation is ongoing and is expected to continue into the fiscal year ended March 31, 2015. The Company has filed a claim against the Dutro Group to seek relief for the damages incurred by Dutro Group actions. The Company believes that sufficient reserves are included in the financial statements for exposures for the issues represented in these actions.

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

Bank of America

The Company and its affiliates are currently in litigation seeking damages resulting from actions and activities involving certain parties affiliated with the parties involved in the case.  The Court dismissed the case under grounds that the Company believes has no legal basis.  The Company has filed an appeal to reinstate the litigation.  The appeal is expected to be heard during the fiscal year ended March 31, 2015.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2014

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The pending litigation has impacted the Company operations which has caused delays in filing various reports.  Due to the late filing, the Company Common Stock trading has been moved from the Over the Counter Bulletin Board under the symbol SECI.OB to trading on the Pink Sheets under the symbol SECI.PK. Prior to May 19, 2009, the stock traded under the symbol “SECT.OB.” The Company’s stock began trading subsequent to its year end of March 31, 2006. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of July 1, 2014, the Company had approximately 206 shareholders of record.

The following chart sets out the Open, High, Low, Close, Volume and Adjusted Close Price for the stock for the period from March 31, 2013 until March 31, 2014.  The dates represent the last trading date for the respective month:

Date	Volume	Open	High	Low	Close

2014-03-31	0	.05	.05	.05	.05
2014-02-28	0	.05	.05	.05	.05
2014-01-31	0	.05	.05	.05	.05
2013-12-31	1,100	.05	.05	.05	.05
2013-11-29	0	.05	.05	.05	.05
2013-10-31	0	.01	.01	.01	.01
2013-09-30	0	.01	.01	.01	.01
2013-08-30	0	.01	.01	.01	.01
2013-07-31	100	.01	.01	.01	.01
2013-06-28	0	.01	.01	.01	.01
2013-05-31	0	.01	.01	.01	.01
2013-04-30	0	.01	.01	.01	.01
2013-03-29	0	.01	.01	.01	.01

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

Results of Operations for the year ended March 31, 2014 as compared to the year ended March 31, 2013.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2014.

The Company had no revenues for the fiscal year ended March 31, 2013.

Other Income-

The Company had no other income for the fiscal year ended March 31, 2014.

The Company had no other income for the fiscal year ended March 31, 2013.

 Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2014.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2013.

General and Administrative Expenses -

General and administrative expenses were $771,263 for the fiscal year ended March 31, 2014.  These expenses are made up of wages - $546,000, professional fees – $145,000, payroll taxes – 54,600,  registration/filing /transfer fees - $12,980, insurance expenses - $8,283 , financing fees of  - $4,000 and franchise tax - $400.

General and administrative expenses were $794,561 for the fiscal year ended March 31, 2013.  These expenses are made up of wages - $522,786, professional fees – $245,000, registration/filing /transfer fees - $21,775 and financing fees of - $5,000.

Depreciation Expense –

Depreciation expense was $0 for the fiscal year ended March 31, 2014.

Depreciation expense was $3,189 for the fiscal year ended March 31, 2013.

Interest expense

The Company had interest expense of $226,543 for the year ended March 31, 2014.

The Company had interest expense of $165,440 for the year ended March 31, 2013.

Other expense

The Company had no other expense for the year ended March 31, 2014.

The Company had no other expense for the year ended March 31, 2013.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $0 with a deficit in working capital of $4,597,340 as of March 31, 2014 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $18,409 in total assets for the year ended March 31, 2014. Our total assets are comprised of Cash - $ 0, Inventory – $18,409 and Net fixed assets - $0.

Working capital -

Since the merger on November 20, 2007, we initially have financed the operations exclusively through advances from shareholders and officers. Beginning in May 2008, outside investors have assisted in provided working capital. Total cumulative outside capital received amounted to $657,500 as of the fiscal year ended March 31, 2014.

As of this filing date, the Company is in the midst of litigation and in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring will not be complete until the litigation has been completed.  Potential funding for operations is not expected until sometime in the fiscal year ended March 31, 2015 or beyond.

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

Liabilities -

Current liabilities as of March 31, 2014 were $4,615,749. The balance was composed of accounts payable and accrued liabilities of $4,375,134 and note payable to outside investors of $240,615.

Current liabilities as of March 31, 2013 were $3,617,943. The balance was composed of accounts payable and accrued liabilities of $3,377,328 and note payable to outside investors of $240,615.

Long term liabilities as of March 31, 2014 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Long term liabilities as of March 31, 2013 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of March 31, 2014 were $5,098,749. Total liabilities as of March 31, 2013 were $4,100,943.

Cash flows –

	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2014	2013
Net cash provided by / (used in)
Operating activities	$0	$0
Investing activities	0	0
Financing activities	0	0

Increase/(decrease) in cash and cash equivalents	$0	$0

Years ended March 31, 2014 and 2013
Cash and cash equivalents	$0	$0

Operating Activities -

Cash used in operations for the year ended March 31, 2014 was $0.  This included a loss from operation of ($997,806) and a net change in accounts payable and accrued liabilities of $997,806.

Cash used in operations for the year ended March 31, 2013 was $0.  This included a loss from operation of ($963,191), net change in accounts payable and accrued liabilities of $935,216, stock issued for services of $24,786 and an adjustment for non cash depreciation expense of $3,189.

Investing Activities -

There was no cash used in Investing Activities for the year ended March 31, 2014.

There was no cash used in Investing Activities for the year ended March 31, 2013.

Financing Activities -

There was no cash provided in financing activities for the year ended March 31, 2014.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2014.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
For the Years Ended March 31, 2014 and 2013

	March 31, 2014	March 31, 2013
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	18,409	18,409
Total current assets	18,409	18,409
Fixed assets cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	0	0
Other assets - Network acquisition/development costs	0	0
Total assets	$18,409	$18,409

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,375,134	$3,377.328
Note payable - short term	240,615	240,615
Total current liabilities	4,615,749	3,617,943
Long term liabilities:
Note payable	483,000	483,000
Total long term liabilities	483,000	483,000
Total liabilities	5,098,749	4,100,943
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(11,228,875)	(10,231,069)
Total shareholders' equity (deficit)	(5,080,340)	(4,082,534)
Total liabilities and shareholders' equity (deficit)	$18,409	18,409

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2014 and 2013 and for the Period From Inception,
September 16, 2002 to March 31, 2014

	Years Ended		Inception to
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	771,263	794,562	9,446,488
Depreciation	-	3,189	24,106
Research and development	-	-	226,108
Total expenses	771,263	797,751	9,696,702
Income (loss) from operations	(771,263)	(797,751)	(9,696,234)
Interest expense	(226,543)	(165,440)	(901,846)
Other income (expense)	-	-	(630,795)
Net income (loss) before income taxes	(997,806)	(963,191)	(11,228,875)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(997,806)	$(963,191)	$(11,228,875)

Weighted Average Shares Outstanding - basic and diluted	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(3.06)	$(3.15)

Net Income (Loss)	$(3.06)	$(5.20)

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from September 16, 2002 (inception) through March 31, 2014

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Balance at Inception, September, 16, 2002	-	$-	$-	$-
Issued Shares	10,000	10	(1,414)	-
Net loss for the period 12/31/2002	-	-	-	(3,586)
Net loss for the period 1/1/2003 to 3/31/2007	-	-	-	-
Recapitalization	5,464	6	(703,166)	-
Net loss for the period 3/31/2008	-	-	-	(123,946)
Issued Shares 3/31/2009	20,256	20	1,702,738	-
Gain on extinguishment of debt	-	-	10,850	-
Net loss for the period 3/31/2009	-	-	-	(532,775)
Issued Shares 3/31/2010	65,099	65	3,265,424	-
Net loss for the period 3/31/2010	-	-	-	(4,587,632)
Balance at March 31, 2010 (audited)	100,819	101	4,274,432	(5,247,939)
Issued Shares (unaudited)	243,443	243	1,199,745	-
Adjustment to value of stock options at March 31, 2011 (unaudited)	-	-	116,455	-
Discount on Convertible notes (unaudited)	-	-	206,324	-
Net loss for the period (unaudited)	-	-	-	(2,572,447)
Balance at March 31, 2011 (unaudited)	344,262	344	5,796,956	(7,820,386)
Issued Shares (unaudited)	(23,315)	(23)	76,988	-
Adjust for 500-to 1 reverse split	(15,169)	(15)	152,451
Adjustment to value of stock options at March 31, 2012 (unaudited)	-	-	97,048	-
Net loss for the period (unaudited)	-	-	-	(1,447,492)
Balance at March 31, 2012 (unaudited)	305,778	$306	$6,123,443	$(9,267,878)
Adjustment to value of stock options at March 31, 2012 (unaudited)	-	-	24,786	-
Net loss for the period (unaudited)	-	-	-	(963,191)
Balance at March 31, 2013 (unaudited)	305,778	306	6,148,229	(10,231,069)
Net loss for the period (unaudited)	-	-	-	(997,806)
Balance at March 31, 2014 (unaudited)	305,778	$306	$6,148,229	$(11,228,875)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended March 31, 2014 and 2013
and for the Period From Inception,
September 16, 2002, to March 31, 2014

	Years Ended		Inception to
	March 31, 2014	March 31, 2013	March 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(997,806)	$(963,191)	$(11,228,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	24,786	5,114,493
Depreciation	-	3,189	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	997,806	935,216	4,870,428
Net cash used in operating activities	-	-	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	657,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	577,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$4,000	$-	$22,295
Cash paid for income taxes	$-	$-	$-

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.  The Company has no sales and no receivables outstanding for the fiscal year ended March 31, 2014.

Inventory

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.  Inventory is comprised of finished products that the Company intends to sell to its customers and product demos that are used for presentations to customers.  The demos are also available for sale.  The Company uses an outsourced manufacturer to produce the product.  There was no sales activity and therefore minimal inventory on hand at the fiscal year ended March 31, 2014.    The Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the years ended March 31, 2014 and 2013, the Company had a reserve of $12,491

.Property and Equipment and Depreciation

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

Notes Payable

Beginning in May 2008 and continuing through the end of the fiscal year March 31, 2011, the Company received funding from outside investors.  The Company is currently being restructured in an effort secure new funding opportunities..  No additional funding is expected until at least during the fiscal year ended March 31, 2015.

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

Note 3 – INVENTORY

There were no sales in the year ended March 31, 2014.  Therefore, total inventory remains at $18,409 for the year ended March 31, 2014.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the year ended March 31, 2014, the Company has a reserve of $12,491.

Note 4 – NOTES PAYABLE

Johnson Financing

The interest accrued for the fiscal year ended March 31, 2014 was $24,040 which includes an adjustment of 14,945 to increase the accrued interest to agree to the litigation settlement reached on November 14, 2013.  The rate for accrued interest has been increased from an annual rate of 6% to an annual rate of 12%.  The adjustment noted above reflects the cumulative effect of this change.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the fiscal year ended March 31, 2014 was $36,225 comprised of Dutro Company - $18,750, Vick Davis - $12,600 and William Dutro - $4,875. Total contingent reserve - interest for the period ended March  31, 2014 is $152,729 comprised of Dutro Company - $87,198, Vick Davis - $47,250 and William Dutro - $ 18,281.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $381,386 of which $153,958 is accrued during the fiscal year ended March 31, 2014.

Other Notes

Individuals – short term

Total interest accrued as of March 31, 2014 was $28,915 of which $7,120 was accrued during the fiscal year ended March 31, 2014.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

Total interest accrued (without discount amortization) as of March 31, 2014 was $21,302 of which $5,200 was accrued during the fiscal year ended March 31, 2014. The current period interest of $5,200 is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	March 31, 2014	March 31, 2013

Interest – Johnson	24,040	5,197
Interest – Dutro Group	36,225	36,225
Interest - Employee Group	153,958	112,038
Interest – Other Notes	12,320	11,980
Total interest expense	$226,543	$165,440

Note Payable Balance	March 31, 2014	March 31, 2013

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Total Note Payable – short term	$240,615	$240,615

Vicki Davis - Dutro Group	$168,000	$168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – long term	$483,000	$483,000

Total Notes Payable	$723,615	$723,615

Debt Maturity Schedule

As of March 31, 2014, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2013	-
March 31, 2014	-
March 31, 2015	723,615

Total	$723,615

In order to meet the appropriate maturity schedules, the Company is working with the applicable lenders to either extend terms or workout satisfactory payment arrangements.

Note 5 – EQUITY

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

During the Quarter ended: March  31, 2014:

No equity transactions occurred in the period ended March 31, 2014

Note 6 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the fiscal year ended March 31, 2014. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 7 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE AND WARRANTS

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

The warrant exercise price was fixed at $8,750 at the fiscal year ended March 31, 2014.  The warrants expired on November 30, 2013.   No outstanding warrants exist at the fiscal year ended March 31, 2014.

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Deferred tax assets:
NOL Carryover	$433,761	$435,087
Related Party Accruals	905,786	687,720
Accrued Expenses	800,516	629,438

Deferred tax liabilities
Depreciation	1,409	83

Valuation allowance	(2,141,472)	(1,752,328)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2014 and 2013 due to the following:

	March 31, 2014	March 31, 2013

Book Income	$(389,144)	$(375,644)
Depreciation	-	(82)
Meals & Entertainment	-	-
Stock for Services & Finance	9,667	9,667
Related Party Accruals	218,067	210,056
Accrued Expenses	171,078	154,678
Impairment Loss	0	0
Valuation Allowance	(9,668)	1,325
	$-	$-

At March 31, 2014, the Company had net operating loss carryforwards of approximately $1,115,600 that may be offset against future taxable income from the year 2014 through 2032.  No tax benefit has been reported in the March 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2014 the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 10 – SUBSEQUENT EVENTS

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2014, our internal control over financial reporting were effective.

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

Name	Age	Title	Director or Officer Since

Pericles DeAvila	44	Chairman of the Board and Acting President, Chief Executive	May 12, 2011
		Officer
Laurence A. Madison	58	Director and Acting Chief Financial Officer / Secretary / Treasurer	May 12, 2011

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2014, the end of the Company’s last completed fiscal year):

Name	Fiscal Year	Compensation

Peric DeAvila	2014	$282,000
Laurence A. Madison	2014	$264,000
Peric DeAvila	2013	$258,000
Laurence A. Madison	2013	$240,000
Peric DeAvila	2012	$234,000
Laurence A. Madison	2012	$216,000

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2013.

There was no cash compensation to officers in the fiscal year ended March 31, 2014 and no cash compensation was paid in the year ended March 31, 2012.  Unpaid compensation was accrued in the fiscal year ended March 31, 2014 and March 31, 2013.  The amount accrued was based on the terms set forth in the employment agreements.

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

No current deferred compensation programs are established as of March 31, 2014.  The Company reserves the right to establish such a plan in the future.

Compensation Pursuant to Plans.

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016.

Pension Table

The Company reserves the right to establish a Company retirement plan.  No such plan exists at the March 31, 2014

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2014 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 305,778 issued and outstanding shares of the Company’s Common Stock and 351,728 shares that include issued and outstanding shares plus shares that have been accrued but not issued as of March 31, 2014 (after reflecting the impact of the reverse stock split), and the name and shareholdings of each director and of all officers and directors as a group.

	Name of	Amount and Nature of Beneficial		Percentage
Title of Class	Beneficial Owner	Ownership		of Class

OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common	Peric DeAvila	11,391	(1)	3.72%
Common	Laurence Madison	10,896	(1)	3.56%
Common	Sector 10 Holdings, Inc.	151,616	(1)	49.58%
All officers and Directors as a Group
(2) Persons (2)		22,287		7.28%
Including officer, directors and 5% shareholder		173,903		56.86%

(1)
Anti-dilution agreements were entered into with Sector 10 Holdings, Inc. in November 2009 and officers Peric DeAvila and Laurence Madison in February 2010.  The above percentages do not reflect all shares that the anti-dilution provisions provide the shareholders that have been accrued but not issued as of March 31, 2014.  Therefore the percentages would be increased by approximately 5% total if such dilution shares were issued.

(2)	The shares described above have been adjusted to reflect the impact of the 500-1 reverse stock split effective on February 14, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS During the Year ended March 31, 2014:

The Company was involved in litigation during the fiscal year ended March 2014.  Any related transactions involved the representation of the Company and its management in the pending litigation.  No other related transactions occurred during the fiscal year ended March 31, 2014.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES  -

	2014	2013

Audit Fees	$-	$-
Audit and Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$-	$-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: July 14, 2014	By	/s/ Pericles DeAvila
Pericles DeAvila, Principal Executive Officer

Date: July 14, 2014	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pericles DeAvila	Principal Executive Officer, Director	July 14, 2014
Pericles DeAvila

/s/ Laurence A. Madison	Chief Financial Officer, Director	July 14, 2014
Laurence A. Madison