Form 10-K
period 2015-03-31
SECTOR 10 INC
filed 2015-08-13
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2015

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

As of August 11, 2015, the Registrant had 305,778 shares of Common Stock issued and outstanding with an average market value of $.05 per share for a total market value of $15,289.

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

Employees

As of March 31, 2015, the Company has 2 employees and no current payroll.  A total of 2 persons (CEO and CFO) work part time for the company and also work with the majority shareholder Sector 10 Holdings, Inc.  Beginning in May, 2009, the CEO and CFO compensation was accrued on the Company books.  No cash compensation was paid during the fiscal year.

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

Dutro Group, Dutro Company & Reality Engineering

The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis and Lee Allen and other parties. The litigation is ongoing for multiple years and is expected to continue at least into the fiscal year ended March 31, 2016 and possibly beyond. The Company has filed a claim against the Dutro Group to seek relief for the damages incurred by Dutro Group actions.

The litigation has been delayed for various reasons resulting in additional pressures on the Company to manage the proceedings.  The Company is committed and determined to continue the litigation to protect the shareholders and other investors from the damages incurred by the Dutro actions.  The Company is seeking additional assistance and resources in managing the proceedings.  The Company believes that sufficient reserves are included in the financial statements for exposures for the issues represented in these actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2015

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The pending litigation has impacted the Company operations which has caused delays in filing various reports.  Due to the late filing, the Company Common Stock trading has been mved from the Over the Counter Bulletin Board under the symbol SECI.OB to trading on the Pink Sheets under the symbol SECI.PK. Prior to May 19, 2009, the stock traded under the symbol “SECT.OB.” The Company’s stock began trading subsequent to its year end of March 31, 2006. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of June 20, 2014, the Company had approximately 206 shareholders of record.

The following chart sets out the Open, High, Low, Close, Volume and Adjusted Close Price for the stock for the period from March 31, 2014 until March 31, 2015.  The dates represent the last trading date for the respective month:

Date	Volume	Open	High	Low	Close

3/31/2015	0	0.07	0.07	0.07	0.07
2/27/2015	0	0.07	0.07	0.07	0.07
1/30/2015	0	0.07	0.07	0.07	0.07
12/31/2014	0	0.07	0.07	0.07	0.07
11/28/2014	0	0.07	0.07	0.07	0.07
10/31/2014	0	0.07	0.07	0.07	0.07
9/30/2014	200	0.07	0.07	0.07	0.07
8/28/2014	0	0.07	0.07	0.07	0.07
7/31/2014	0	0.07	0.07	0.07	0.07
6/30/2014	0	0.07	0.07	0.07	0.07
5/30/2014	0	0.07	0.07	0.07	0.07
4/30/2014	0	0.06	0.06	0.06	0.06
3/31/2014	0	0.05	0.05	0.05	0.05

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

Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the pending litigation and the current restructuring, the Company operations are not likely to produce positive cash flow until at least the fiscal year ended March 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

Results of Operations for the year ended March 31, 2015 as compared to the year ended March 31, 2014.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2015.

The Company had no revenues for the fiscal year ended March 31, 2014.

Other Income-

The Company had no other income for the fiscal year ended March 31, 2015.

The Company had no other income for the fiscal year ended March 31, 2014.

 Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2015.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2014.

General and Administrative Expenses -

General and administrative expenses were $815,830 for the fiscal year ended March 31, 2015.  These expenses are made up of wages - $594,000, professional fees – $122,500, payroll taxes – 59,400, inventory write-down – $18,409, insurance expenses - $14,266, registration/filing /transfer fees/financing & franchise fees – 7,255.

General and administrative expenses were $771,263 for the fiscal year ended March 31, 2014.  These expenses are made up of wages - $546,000, professional fees – $145,000, payroll taxes – 54,600,  registration/filing /transfer fees - $12,980, insurance expenses - $8,283 , financing fees of  - $4,000 and franchise tax - $400.

Depreciation Expense –

Depreciation expense was $0 for the fiscal year ended March 31, 2015.

Depreciation expense was $0 for the fiscal year ended March 31, 2014.

Interest expense

The Company had interest expense of $258,657 for the year ended March 31, 2015.

The Company had interest expense of $226,543 for the year ended March 31, 2014.

Other expense

The Company had no other expense for the year ended March 31, 2015.

The Company had no other expense for the year ended March 31, 2014.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $0 with a deficit in working capital of $6,154,827 as of March 31, 2015 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $0 assets for the year ended March 31, 2015.

Working capital -

Since the merger on November 20, 2007, we initially have financed the operations exclusively through advances from shareholders and officers. Beginning in May 2008, outside investors have assisted in provided working capital. Total cumulative outside capital received amounted to $657,500 as of the fiscal year ended March 31, 2015.

As of this filing date, the Company is in the midst of litigation and in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring will not be complete until the litigation has been completed.  Potential funding for operations is not expected until sometime in the fiscal year ended March 31, 2016 or beyond.

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

Liabilities -

Current liabilities as of March 31, 2015 were $6,154,827. The balance was composed of accounts payable and accrued liabilities of $5,914,212 and note payable to outside investors of $240,615.

Current liabilities as of March 31, 2014 were $4,615,749. The balance was composed of accounts payable and accrued liabilities of $4,375,134 and note payable to outside investors of $240,615.

Long term liabilities as of March 31, 2015 were $0.

Long term liabilities as of March 31, 2014 were $483,000.  The balance consists of Notes Payable to Dutro Company - $250,000, Vicki Davis Living Trust - $168,000 and William Dutro - $65,000.

Total liabilities as of March 31, 2015 were $6,154,827.

Total liabilities as of March 31, 2014 were $5,098,749.

Cash flows -

	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2015	2014
Net cash provided by / (used in)
Operating activities	$0	$0
Investing activities	0	0
Financing activities	0	0

Increase/(decrease) in cash and cash equivalents	$0	$0

Years ended March 31, 2015 and 2014
Cash and cash equivalents	$0	$0

Operating Activities -

Cash used in operations for the year ended March 31, 2015 was $0.  This included a loss from operation of ($1,074,487) and a net change in accounts payable and accrued liabilities of $1,074,487.

Cash used in operations for the year ended March 31, 2014 was $0.  This included a loss from operation of ($997,806) and a net change in accounts payable and accrued liabilities of $997,806.

Investing Activities -

There was no cash used in Investing Activities for the year ended March 31, 2015.

There was no cash used in Investing Activities for the year ended March 31, 2014.

Financing Activities -

There was no cash provided in financing activities for the year ended March 31, 2015.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2015.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
For the Years Ended March 31, 2015 and 2014

	March 31, 2015	March 31, 2014
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	-	18,409
Total current assets	-	18,409
Fixed assets cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Other assets - Network acquisition/development costs	-	-
Total assets	$-	$18,409

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,431,211	$4,375,134
Note payable - short term	723,616	240,615
Total current liabilities	6,154,827	4,615,749
Long term liabilities:
Note payable	-	483,000
Total long term liabilities	-	483,000
Total liabilities	6,154,827	5,098,749
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(12,303,362)	(11,228,875)
Total shareholders' equity (deficit)	(6,154,827)	(5,080,340)
Total liabilities and shareholders' equity (deficit)	$-	18,409

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2015 and 2014 and for the Period From Inception,
September 16, 2002 to March 31, 2015

	Years Ended		Inception to
	March 31, 2015	March 31, 2014	March 31, 2015
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	815,830	771,263	10,262,318
Depreciation	-	-	24,106
Research and development	-	-	226,108
Total expenses	815,830	771,263	10,512,532
Income (loss) from operations	(815,830)	(771,263)	(10,512,064)
Interest expense	(258,657)	(226,543)	(1,160,503)
Other income (expense)	-	-	(630,795)
Net income (loss) before income taxes	(1,074,487)	(997,806)	(12,303,362)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(1,074,487)	$(997,806)	$(12,303,362)

Weighted Average Shares Outstanding - basic and diluted	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(3.51)	$(3.26)

Net Income (Loss)	$(3.51)	$(3.26)

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from September 16, 2002 (inception) through March 31, 2015

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Balance at Inception, September, 16, 2002	-	$-	$-	$-
Issued Shares	10,000	10	(1,414)	-
Net loss for the period 12/31/2002	-	-	-	(3,586)
Net loss for the period 1/1/2003 to 3/31/2007	-	-	-	-
Recapitalization	5,464	6	(703,166)	-
Net loss for the period 3/31/2008	-	-	-	(123,946)
Issued Shares 3/31/2009	20,256	20	1,702,738	-
Gain on extinguishment of debt	-	-	10,850	-
Net loss for the period 3/31/2009	-	-	-	(532,775)
Issued Shares 3/31/2010	65,099	65	3,265,424	-
Net loss for the period 3/31/2010	-	-	-	(4,587,632)
Balance at March 31, 2010 (audited)	100,819	101	4,274,432	(5,247,939)
Issued Shares (unaudited)	243,443	243	1,199,745	-
Adjustment to value of stock options at March 31, 2011 (unaudited)	-	-	116,455	-
Discount on Convertible notes (unaudited)	-	-	206,324	-
Net loss for the period (unaudited)	-	-	-	(2,572,447)
Balance at March 31, 2011 (unaudited)	344,262	344	5,796,956	(7,820,386)
Issued Shares (unaudited)	(23,315)	(23)	76,988	-
Adjust for 500-to 1 reverse split	(15,169)	(15)	152,451
Adjustment to value of stock options at March 31, 2012 (unaudited)	-	-	97,048	-
Net loss for the period (unaudited)	-	-	-	(1,447,492)
Balance at March 31, 2012 (unaudited)	305,778	306	6,123,443	(9,267,878)
Adjustment to value of stock options at March 31, 2012 (unaudited)	-	-	24,786	-
Net loss for the period (unaudited)	-	-	-	(963,191)
Balance at March 31, 2013 (unaudited)	305,778	306	6,148,229	(10,231,069)
Net loss for the period (unaudited)	-	-	-	(997,806)
Balance at March 31, 2014 (unaudited)	305,778	306	6,148,229	(11,228,875)
Net loss for the period (unaudited)	-	-	-	(1,074,487)
Balance at March 31, 2015 (unaudited)	305,778	$306	$6,148,229	$(12,303,362)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended March 31, 2015 and 2014
and for the Period From Inception,
September 16, 2002, to March 31, 2015

	Years Ended		Inception to
	March 31, 2015	March 31, 2014	March 31, 2015

Cash Flows from Operating Activities:
Net Loss	$(1,074,487)	$(997,806)	$(12,303,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	1,074,487	997,806	5,944,915
Net cash used in operating activities	-	-	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	657,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	577,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$2,000	$4,000	$24,295
Cash paid for income taxes	$-	$-	$-

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Since the acquisition on November 20, 2007, there is no activity in the former SKRM company.  All activity has been through the company known as Sector 10, Inc.  The consolidation of these companies is presented in these financial statements.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.  The Company has no sales and no receivables outstanding for the fiscal year ended March 31, 2015.

Inventory

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.  Inventory is comprised of finished products that the Company intends to sell to its customers and product demos that are used for presentations to customers.  The demos are also available for sale.  The Company uses an outsourced manufacturer to produce the product. Due to pending litigation, there was no sales activity and no inventory on hand at the fiscal year ended March 31, 2015.   The Company will with the assistance of the outsourced manufacturer periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.   If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the years ended March 31, 2014, the Company had a reserve of $12,491. Due to the impact of the extended litigation, the inventory has been recorded at no value as of March 31, 2015. Therefore, for the fiscal year ended March 31, 2015, all inventory and the related reserve was $0.

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

Notes Payable

Beginning in May 2008 and continuing through the end of the fiscal year March 31, 2011, the Company received funding from outside investors.  The Company is currently being restructured in an effort secure new funding opportunities..  No additional funding is expected until at least during the fiscal year ended March 31, 2016.

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

Note 3 – INVENTORY

There were no sales in the year ended March 31, 2015.  The inventory reflected on the books was adjusted to $0 for the fiscal year ended March 31. 2015.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  With the write-down of inventory, no reserves exist at the end of the current fiscal year.

Note 4 – NOTES PAYABLE

Johnson Financing

The interest accrued for the fiscal year ended March 31, 2015 was $10,394.  The rate for accrued interest has been increased from an annual rate of 6% to an annual rate of 12% based on an agreement reached on November 14, 2013.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the fiscal year ended March 31, 2015 was $36,225 comprised of Dutro Company - $18,750, Vick Davis - $12,600 and William Dutro - $4,875. Total contingent reserve - interest for the period ended March  31, 2015 is $188,954 comprised of Dutro Company - $105,948, Vick Davis - $59,850 and William Dutro - $ 23,156.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $581,104 of which $199,718 is accrued during the fiscal year ended March 31, 2015.

Other Notes

Individuals – short term

Total interest accrued as of March 31, 2015was $36,035 of which $7,120 was accrued during the fiscal year ended March 31, 2015.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

Total interest accrued (without discount amortization) as of March 31, 2015 was $26,502 of which $5,200 was accrued during the fiscal year ended March 31, 2015. The current period interest of $5,200 is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	March 31, 2015	March 31, 2014

Interest – Johnson	10,394	24,040
Interest – Dutro Group	36,225	36,225
Interest - Employee Group	199,718	153,958
Interest – Other Notes	12,320	12,320
Total interest expense	$258,657	$226,543

Note Payable Balance	March 31, 2015	March 31, 2014

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	168,000	-
William Dutro – Dutro Group	65,000	-
Dutro Company – Dutro Group	250,000	-
Total Note Payable – short term	$240,615	$240,615

Vicki Davis - Dutro Group	$-	$168,000
William Dutro – Dutro Group	-	65,000
Dutro Company – Dutro Group	-	250,000
Total Note Payable – long term	$-	$483,000

Total Notes Payable	$723,615	$723,615

Debt Maturity Schedule

As of March 31, 2015 the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2015	723,615
March 31, 2016	-
March 31, 2017	-

Total	$723,615

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties.

Note 5 – EQUITY

During the Quarter ended: March  31, 2013:

No equity transactions occurred in the period ended March 31, 2013.

During the Quarter ended: March  31, 2014:

No equity transactions occurred in the period ended March 31, 2014

During the Quarter ended: March  31, 2015:

No equity transactions occurred in the period ended March 31, 2015

Note 6 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the fiscal year ended March 31, 2015. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2014 and 2013:

	March 31, 2015	March 31, 2014
Deferred tax assets:
NOL Carryover	$557,953	$433,761
Related Party Accruals	1,349,093	905,786
Accrued Expenses	652,068	800,516

Deferred tax liabilities
Depreciation	-	1,409

Valuation allowance	(2,559,114)	(2,141,472)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2014 and 2013 due to the following:

	March 31, 2015	March 31, 2014

Book Income	$(419,050)	$(389,144)
Depreciation	-	-
Meals & Entertainment	-	-
Stock for Services & Finance	-	9,667
Related Party Accruals	443,306	218,067
Accrued Expenses	(148,448)	171,078
Impairment Loss	-	0
Valuation Allowance	124,192	(9,668)
	$-	$-

At March 31, 2015, the Company had net operating loss carryforwards of approximately $1,430,600 that may be offset against future taxable income from the year 2015 through 2035.  No tax benefit has been reported in the March 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2015 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed and/or will file all reports from the year ended March 31, 2011 and all subsequent period until litigation is resolve with unaudited financial statements which is acceptable for a company trading on the Pink Sheets. When funds are available, the Company will engage their audit firm to conduct an audit of all unaudited period in an effort to move back to the Over the Counter Bulletin Board.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. The Company experienced issues in gathering all needed information to timely file the annual report for the period ended March 31, 2015.  As a result, the report was filed later than the time prescribed for filing.  Based on this evaluation and the late filing of the report, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2015 our internal control over financial reporting were not effective.

    (b)  Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company expects to seek capital after the restructuring is complete in an effort to begin production and distribution of their products.  This is not expected to occur until the litigation issues are resolved at which time a detailed analysis of all internal controls will be conducted to assure efficiency and compliance with all regulations and agreements.  Regardless of the production status, a further review of the internal control procedures are expected to be reviewed and completed in the fiscal year in which litigation is completed and is not expected sooner than the fiscal year ended March 31, 2016.

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

Name	Age	Title	Director or Officer Since
Pericles DeAvila	45	Chairman of the Board and Acting President, Chief Executive	May 12, 2011
		Officer
Laurence A. Madison	59	Director and Acting Chief Financial Officer / Secretary / Treasurer	May 12, 2011

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

Laurence A. Madison, Director and Acting CFO, Secretary and Treasurer

Mr. Madison has more than 30 years experience in public accounting, tax and financial consulting. He has experience as the Chief Financial Officer in both public and private companies.  Madison brings Sector 10 experience and expertise in Sarbanes-Oxley compliance and corporate governance.  He comes to Sector 10 from the Chicago office of the international accounting and management consulting firm Grant Thornton where he served in the tax quality assurance department.  Prior to joining Grant Thornton, Mr. Madison worked with a large national internal audit consulting firm where he was responsible for reviewing financial processes and controls for large multi-national public companies to ensure compliance under Sarbanes- Oxley.  Mr. Madison worked for over 10 years in “Big Four” accounting firms and for 15 years running his own financial consulting firm where he specialized in providing Chief Financial Officer, tax and financial consulting services to private companies and assisted in raising capital for growth companies.  Mr. Madison is licensed in Illinois as a Certified Public Accountant and a member of the AICPA and Illinois CPA Society.  He has a Bachelors of Accounting from Purdue University and a Master’s of Science in Taxation from DePaul University.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2015, the end of the Company’s last completed fiscal year):

Name	Fiscal Year	Compensation
Peric DeAvila	2015	$306,000
Laurence A. Madison	2015	$288,000
Peric DeAvila	2014	$282,000
Laurence A. Madison	2014	$264,000
Peric DeAvila	2013	$258,000
Laurence A. Madison	2013	$240,000

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2016.

There was no cash compensation to officers in the fiscal year ended March 31, 2015 and no cash compensation was paid in the year ended March 31, 2012.  Unpaid compensation was accrued in the fiscal year ended March 31, 2015 and March 31, 2014.  The amount accrued was based on the terms set forth in the employment agreements.

Bonuses and Deferred Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016.  Under the agreement, the parties are entitled to a cash bonus and a stock bonus.

In March 2010, the Board authorized a Stock Incentive Plan for the benefit of employees and others who perform services on behalf of the Company.    A Form S-8 Registration statement was filed on July 13, 2010 to authorize the issuance of Company options to key officers, directors and consultants. Options were issues under the S-8 in the fiscal year March 31, 2011.  No other options have been issued under the plan.

No current deferred compensation programs are established as of March 31, 2015.  The Company reserves the right to establish such a plan in the future.

Compensation Pursuant to Plans.

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016.

Pension Table

The Company reserves the right to establish a Company retirement plan.  No such plan exists at the March 31, 2015

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS During the Year ended March 31, 2015:

The Company was involved in litigation during the fiscal year ended March 2015.  Any related transactions involved the representation of the Company and its management in the pending litigation.  No other related transactions occurred during the fiscal year ended March 31, 2015.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES  -

	2015	2014
Audit Fees	$-	$-
Audit and Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$-	$-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: August 13, 2015	By	/s/ Pericles DeAvila
Pericles DeAvila, Principal Executive Officer

Date: August 13, 2015	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer