Form 10-Q
period 2015-09-30
SECTOR 10 INC
filed 2015-11-16
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

222 South Main Street, 5th Floor
Salt Lake City, UT 84101

 (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code (206) 853-4866

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

As of November 13, 2015 the issuer had 305,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2015 and 2014 and for the period from inception, September 16, 2002 to September 30, 2015	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014 and for the period from inception, September 16, 2002, to September 30, 2015.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

	Signatures	17

Item 1. FINANCIAL STATEMENTS

The financial statements, related notes and the other information included in this report have not been reviewed by the Company's outside accountant prior to the filing of this report.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	March 31, 2015
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,993,095	$5,431,211
Note payable - short term	723,616	723,616
Total current liabilities	6,716,711	6,154,827
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	6,716,711	6,154,827
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(12,865,246)	(12,303,362)
Total shareholders' equity (deficit)	(6,716,711)	(6,154,827)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2015 and 2014 and
for the Period From Inception, September 16, 2002 to September 30, 2015

	Three Months Ended		Six Months Ended		Inception to
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	208,395	210,010	414,161	418,107	10,676,479
Depreciation			-	-	24,106
Research and development			-	-	226,108
Total expenses	208,395	210,010	414,161	418,107	10,926,693
Income (loss) from operations	(208,395)	(210,010)	(414,161)	(418,107)	(10,926,225)
Interest expense	(75,372)	(62,992)	(147,723)	(123,263)	(1,308,226)
Other income (expense)	-	-	-	-	(630,795)
Net income (loss) before income taxes	(283,767)	(273,002)	(561,884)	(541,370)	(12,865,246)
Provision for income taxes	-	-	-	-	-
Net income (loss) after income taxes	$(283,767)	$(273,002)	$(561,884)	$(541,370)	$(12,865,246)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(0.93)	$(0.89)	$(1.84)	$(1.77)

Net Income (Loss)	$(0.93)	$(0.89)	$(1.84)	$(1.77)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2015 and 2014 and
for the Period From Inception, September 16, 2002 to September 30, 2015

	Six Months Ended		Inception to
	September 30, 2015	September 30, 2014	September 30, 2015
Cash Flows from Operating Activities:
Net Loss	$(561,884)	$(541,370)	$(12,865,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	561,884	541,370	6,506,799
Net cash used in operating activities	-	-	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	657,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	577,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$2,000	$24,295
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SECTOR 10, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Sector 10, Inc. ("Sector 10" or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and required by Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Note 2 – INVENTORY

There were no sales in the six month period ended September 30, 2015.  There was no inventory for the six month period ended September 30. 2015.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  If applicable, the Company will establish inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  No reserves exist at the end of the current period.

Note 3 – NOTES PAYABLE

Johnson Financing

The interest accrued for the six month period ended September 30, 2015 was $5,197.

Dutro Financing:

The contingent reserve interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the six month period ended September 30, 2015 was $18,112 comprised of Dutro Company - $9,375, Vick Davis - $6,300 and William Dutro - $2,437. Total contingent reserve - interest for the period ended September 30, 2015 is $207,067 comprised of Dutro Company - $115,323, Vick Davis - $66,150 and William Dutro - $ 25,594.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of 699,358 of which $118,254 is accrued during the six month period ended September 30, 2015.  As of September 30, 2015, no election has been made to convert any portion of the balance due under the agreement to common shares.

Other Notes

Other Individuals  + Asher Enterprises

 Total interest accrued as of September 30, 2015 was $68,697 of which $6,160 was accrued during the six month period ended September 30, 2015.

Summary of Interest and Notes Payable

Interest expense	September 30, 2015	September 30, 2014

Interest – Johnson	5,197	5,197
Interest – Dutro Group	18,112	18,112
Interest - Employee Group	118,254	93,794
Interest – Other Notes	6,160	6,160
Total interest expense	$147,723	$123,263

Note Payable Balance	September 30, 2015	March 31, 2015

Edward Johnson – Johnson Financing	$86,615	$86,615
Patrick Madison – Other Notes	20,000	20,000
Lionel Brown – Other Notes	20,000	20,000
Patricia Fielding – Other Notes	22,000	22,000
Mark Madison – Other Notes	10,000	10,000
Richard Long – Other Notes	17,000	17,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	168,000	168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – short term	$723,615	$723,615
Total Note Payable – long term	$-	$-

Total Notes Payable	$723,615	$723,615

Debt Maturity Schedule

As of September 30, 2014, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2015	$-
March 31, 2016	$723,615

Total	$723,615

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties.

Note 4 – EQUITY

During the Quarter ended: June 30, 2015:

No equity transactions occurred in the period ended June 30, 2015.

During the Quarter ended: September 30, 2015:

No equity transactions occurred in the period ended September 30, 2015.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the three month period ended September 30, 2015. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

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

The Company's financial statements for the six month period ended September 30, 2015 and 2014 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of September 30, 2015 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Note 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

1)	Litigation involving various parties continues and is expected to continue for the foreseeable future. The impact of the issues surrounding the litigation impact the Company's ability to obtain funding needed to operate the Company according to their strategic plans.

Item 2. Management's Discussion And Analysis Or Plan Of Operation

This report contains forward-looking statements within the meaning of Section 29a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from historical or anticipated results. You should not place undue reliance on such forward-looking statements, and, when considering such forward-looking statements, you should keep in mind the risk factors noted in this report, including the section of this report entitled "Risks Related to Our Business and Operations." You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto, which are included elsewhere in this report.

Overview

Sector 10 has developed and seeks to market pre-deployed emergency and disaster response equipment with the world's first patented Stationary Response Units (SRU) and Mobile Response Units (MRU). Sector 10 has patents issued in the United States and patent applications pending with U.S. and international agencies. Sector 10's initial SRU and MRU design has been developed, produced, nationally test marketed and sold.

The Company's cash balance is insufficient to satisfy the Company's cash requirements for the next 12 months. Due to issues surrounding Dutro Group and other pending litigation, the ability to deliver products to customers has been delayed.  Litigation involving various parties continues and is expected to continue for the foreseeable future.  The impact of the issues surrounding the litigation impact the Company's ability to obtain funding needed to operate the Company according to their strategic plans.

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

Results of Operations

Six Months Ended September 30, 2015 as Compared to the Six Months Ended September 30, 2014

Revenues -

The Company had no revenues for the six months ended September 30, 2015.

The Company had no revenues for the six months ended September 30, 2014.

Other Income-

The Company had no other income for the six months ended September 30, 2015.

The Company had no other income for the six months ended September 30, 2014.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2015.

The Company had no operating expenses for the six months ended September 30, 2014.

General and Administrative Expenses -

General and administrative expenses were $414,161 for the six months ended September 30, 2015 which was made up primarily of Wages - $327,000, Professional fees – Legal & Accounting fees $40,000, Accrued payroll tax - $32,700, Insurance - $8,115, Filing fees – 4,030 , State fees – 2,116 and other expense - $200.

General and administrative expenses were $418,107 for the six months ended September 30, 2014 which was made up primarily of Wages - $297,000, Professional fees – Legal & Accounting fees $80,000, Accrued payroll tax - $29,700, Insurance - $6,772, Filing fees – 4,235 and other expense - $400.

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2015 was $0.

Depreciation expense for the six months ended September 30, 2014 was $0.

Interest Expense –

Interest expense for the six month period ended September 30, 2015 was $147,723.

Interest expense for the six month period ended September 30, 2014 was $123,263.

Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014

Revenues -

The Company had no revenues for the three months ended September 30, 2015.

The Company had no revenues for the three months ended September 30, 2014.

Other Income-

The Company had no other income for the three months ended September 30, 2015.

The company had no other income for the three months ended September 30, 2014.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2015.

The Company had no operating expenses for the three months ended September 30, 2014.

General and Administrative Expenses -

General and administrative expenses were $208,395 for the three months ended September 30, 2015 which was made up primarily of Wages - $163,500, Professional fees – Legal & Accounting fees $20,000, Accrued Payroll Taxes - $16,350, Insurance - $4,055, Filing Fees - $2,820, State fees – 1,570 and other expenses - $100.

General and administrative expenses were $210,010 for the three months ended September 30, 2014 which was made up primarily of Wages - $148,500, Professional fees – Legal & Accounting fees $40,000, Accrued Payroll Taxes - $14,850, Insurance - $3,435, Filing Fees - $3,025 and other expenses - $200.

Depreciation Expense –

Depreciation expense for the three months ended September 30, 2015 was $0.

Depreciation expense for the three months ended September 30, 2014 was $0.

Interest Expense –

Interest expense for the three month period ended September 30, 2015 was $75,372.

Interest expense for the three month period ended September 30, 2014 was $62,997.

Liquidity and Capital Resources
`
As of September 30, 2015, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company's working capital requirements for the balance of the fiscal year ending March 31, 2016 or for any future period.

Total Assets -

The Company had no assets as of September 30, 2015.

Working capital -

As of this filing date, the Company is in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring is not expected to be completed by the end of the fiscal year ended March 31, 2016.    Potential funding is not expected until litigation efforts are completed.  It is uncertain as to when such litigation will be completed.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Total Liabilities -

Current liabilities as of September 30, 2015 were $6,716,711. The balance was composed of accounts payable and accrued liabilities of $5,993,095 and note payable to outside investors of $723,616.

Long term liabilities as of September 30, 2015 were $0.

Total liabilities as of September 30, 2015 were $6,716,711.

Cash flows -

	Six Months Ended	Six Months Ended
	September 30,	September 30,
Sources and Uses of Cash	2015	2014
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended September 30, 2015 and 2014
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the six months ended September 30, 2015 was $0. Operating activities were affected by net loss – ($561,884) and change in accounts payable and accrued liabilities - $561,884.

Cash used in operations for the six months ended September 30, 2014 was $0. Operating activities were affected by net loss – ($541,370) and change in accounts payable and accrued liabilities - $541,370.

Investing Activities –

Cash used from investing activities for the six months ended for September 30, 2015 was $0.

Cash used from investing activities for the six months ended for September 30, 2014 was $0.

Financing Activities –

Cash provided from financing activities for the six months ended September 30, 2015 was $0.

Cash provided from financing activities for the six months ended September 30, 2014 was $0.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Risks Related to the Company's Business and Operations

Investing in the Common Stock involves a high degree of risk. You should carefully consider the risks described below, and all of the other information set forth in this report before deciding to invest in shares of the Company's common stock. In addition to historical information, the information in this report contains forward-looking statements about the Company's future business and performance. The Company's actual operating results and financial performance may be different from what the Company's management expects as of the date of this report. The risks described in this report represent the risks that the Company's management has identified and determined to be material to the Company. Additional risks and uncertainties not currently known to the Company's management, or that the Company's management currently deems to be immaterial, may also materially harm the Company's business operations and financial condition.

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

Other risk factors to be considered include the following:

•	The Company has not generated revenues and has not executed any significant contracts for the sale of the Company's products.

•	The Company uses outside sources to fulfill contract obligations and has limited control over the provider's ability to meet the Company obligations.

•
The directors, executive officers and principal shareholders of the Company have effective control of the Company, preventing non-affiliate shareholders from significantly influencing the Company's direction and future.

•
The Company relies on outsourced manufacturers for the production of all Sector 10 products.  Litigation is pending regarding the breach of contract by the former outsourced manufacturer and other issues resulting in indefinite delays in production capability and capacity.

•	The market for the Company's stock is thin and subject to manipulation.

•	The market price for the Common Stock is volatile and may change dramatically at any time.

•	Our business may be affected by increased compensation and benefits costs.

•	The Company has not paid dividends and does not anticipate paying dividends in the future.

•	The Common Stock is a "low-priced stock" or "penny stock" and subject to regulation that limits or restricts the potential market for the stock.

•	Compliance with existing and new regulations of corporate governance and public disclosure may result in additional expenses.

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company's principal executive officer and principal financial officer concluded that as of September 30, 2015, the Company's disclosure controls and procedures were effective.

(b)
There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is aware of the following situation regarding litigation, pending or threatened, to which it is a party.

Dutro Group, Dutro Company & Reality Engineering

The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis and Lee Allen and other parties. The litigation is ongoing for multiple years and is expected to continue at least until the fiscal year ended March 31, 2016 and possibly beyond. The Company has filed a claim against the Dutro Group to seek relief for the damages incurred by Dutro Group actions.

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

*  The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sector 10, Inc.

November 16, 2015	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

November 16, 2015	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer