Form 10-K
period 2016-03-31
SECTOR 10 INC
filed 2016-07-14
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2016

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

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports);and (2) has been subject to such filing requirements for the past ninety (90)days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Issuer's revenues for its most recent fiscal year were $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days:

As of July 8, 2016, the Registrant had 305,778 shares of Common Stock issued and outstanding with an average market value of $.004 per share for a total market value of $1,223.

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

Business

The Company markets the MRU and SRU products and the PLX-3D technology. In 2009, the Company was planning to release the technology and its MRU and SRU products in San Francisco and other cities in the US with the help of the Gage Group and other parties.

In 2009, the outside Manufacturer breached the manufacturing contract.  In 2009 and in subsequent years, it was also discovered that the manufacturer and its affiliates had been conducting a technology transfer to other parties.  Litigation is pending regarding these matters in Utah state court.

Employees

As of March 31, 2016, the Company has 2 employees and no current payroll.  A total of 2 persons (CEO and CFO) work part time for the company and also work with the majority shareholder Sector 10 Holdings, Inc.  Beginning in May, 2009, the CEO and CFO compensation was accrued on the Company books.  No cash compensation was paid during the fiscal year.

The Company is in the midst of litigation that has delayed any funding efforts needed to be in place before operations may continue in a manner consistent with its original strategic plan.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's administrative offices are located in an office facility located at 222 South Main Street, 5th Floor Salt Lake City, UT 84101.  The facility is leased on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

The Company is aware of the following situation regarding litigation, pending or threatened, to which it is a party.

Dutro Company, Reality Engineering, William Dutro, Vicki Davis, Lee Allen, Valley Inception, LLC, Incisive Software Corporation and Promixex Corporation.

The Company has filed a claim against the Dutro Group and other defendants to seek relief for the damages incurred by Group's actions.  The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis, Lee Allen, Valley Inception, LLC, Incisive Software Corporation and Promixex Corporation.

The Company seeks relief and recovery from the breach of contract and the breakup and transfer by the parties of the technology which ended up with The ADT Corp ("ADT") / Tyco Corp ("TYC") under the label of "Surveillint".

The litigation has been ongoing for multiple years and is expected to continue at least into the fiscal year ended March 31, 2017.

Recently the defendants filed a request for a dismissal with prejudice.  The request for dismissal was denied.  The case is expected to go to trial within the fiscal year ended March 31, 2017

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the Company's fiscal year ended March 31, 2016

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The pending litigation has impacted the Company operations which has caused delays in filing various reports.  Due to the late filing, the Company Common Stock trading has been moved from the Over the Counter Bulletin Board under the symbol SECI.OB to trading on the Pink Sheets under the symbol SECI.PK. Prior to May 19, 2009, the stock traded under the symbol "SECT.OB." The Company's stock began trading subsequent to its year end of March 31, 2010. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of July 1, 2016, the Company had approximately 206 shareholders of record.

The following chart sets out the Open, High, Low, Close, Volume and Adjusted Close Price for the stock for the period from March 31, 2015 until March 31, 2016.  The dates represent the last trading date for the respective month:

Date	Volume	Open	High	Low	Close
3/31/2016	0	0.004	0.004	0.004	0.004
2/27/2016	0	0.065	0.065	0.065	0.065
1/31/2016	0	0.004	0.004	0.004	0.004
12/31/2015	0	0.004	0.004	0.004	0.004
11/30/2015	0	0.004	0.004	0.004	0.004
10/31/2015	0	0.050	0.050	0.050	0.050
9/30/2015	0	0.050	0.050	0.050	0.050
8/31/2015	0	0.050	0.050	0.050	0.050
7/31/2015	0	0.050	0.050	0.050	0.050
6/30/2015	0	0.050	0.050	0.050	0.050
5/31/2015	0	0.050	0.050	0.050	0.050
4/30/2015	0	0.050	0.050	0.050	0.050
3/31/2015	0	0.070	0.070	0.070	0.070

The Company's transfer agent is OTC Stock Transfer, Inc. of Salt Lake City, Utah.

 ITEM 6.  SELECTED FINANCIAL DATA

 None

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

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

Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the pending litigation and the current restructuring, the Company operations are not likely to produce positive cash flow until at least the fiscal year ended March 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

Results of Operations for the year ended March 31, 2016 as compared to the year ended March 31, 2015.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2016.

The Company had no revenues for the fiscal year ended March 31, 2015.

Other Income-

The Company had no other income for the fiscal year ended March 31, 2016.

The Company had no other income for the fiscal year ended March 31, 2015.

 Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2016.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2015.

General and Administrative Expenses -

General and administrative expenses were $828,441 for the fiscal year ended March 31, 2016.  These expenses are made up of wages - $654,000, professional fees – $80,000, payroll taxes – $65,400, insurance expenses - $16,322, registration/filing fees - $9,670, transfer fees & franchise fees – $3,049.

General and administrative expenses were $815,830 for the fiscal year ended March 31, 2015.  These expenses are made up of wages - $594,000, professional fees – $122,500, payroll taxes – 59,400, inventory write-down – $18,409, insurance expenses - $14,266, registration/filing /transfer fees/financing & franchise fees – 7,255.

Depreciation Expense –

Depreciation expense was $0 for the fiscal year ended March 31, 2016.

Depreciation expense was $0 for the fiscal year ended March 31, 2015.

Interest expense

The Company had interest expense of $308,777 for the year ended March 31, 2016.

The Company had interest expense of $258,657 for the year ended March 31, 2015.

Other expense

The Company had no other expense for the year ended March 31, 2016.

The Company had no other expense for the year ended March 31, 2015.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $0 with a deficit in working capital of $7,292,044 as of March 31, 2016 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $0 assets for the year ended March 31, 2016.

Working capital -

As of this filing date, the Company is in the midst of litigation and in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring will not be complete until the litigation has been completed.  Potential funding for operations is not expected until sometime in the fiscal year ended March 31, 2017 or beyond.

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

Liabilities -

Current liabilities as of March 31, 2016 were $7,292,044. The balance was composed of accounts payable and accrued liabilities of $6,568,429 and note payable to outside investors of $723,615.

Current liabilities as of March 31, 2015 were $6,154,827. The balance was composed of accounts payable and accrued liabilities of $5,431,212 and note payable to outside investors of $723,615.

Long term liabilities as of March 31, 2016 were $0.

Long term liabilities as of March 31, 2015 were $0.

Total liabilities as of March 31, 2016 were $7,292,044.

Total liabilities as of March 31, 2015 were $6,154,827.

Cash flows -
	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2016	2015
Net cash provided by / (used in)
Operating activities	$0	$0
Investing activities	0	0
Financing activities	0	0

Increase/(decrease) in cash and cash equivalents	$0	$0

Years ended March 31, 2015 6nd 2015
Cash and cash equivalents	$0	$0

Operating Activities -

Cash used in operations for the year ended March 31, 2016 was $0.  This included a loss from operation of ($1,137,218) and a net change in accounts payable and accrued liabilities of $1,137,218.

Cash used in operations for the year ended March 31, 2015 was $0.  This included a loss from operation of ($1,074,487) and a net change in accounts payable and accrued liabilities of $1,074,487.

Investing Activities -

There was no cash used in Investing Activities for the year ended March 31, 2016.

There was no cash used in Investing Activities for the year ended March 31, 2015.

Financing Activities -

There was no cash provided in financing activities for the year ended March 31, 2016.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2016.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

Going Concern Qualification

Due to the pending litigation, the Company has a significant risk of not being able to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements.

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

Our common stock is a "low-priced stock" and subject to regulation that limits or restricts the potential market for our stock.

Shares of our common stock may be deemed to be "low-priced" or "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that:

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

We believe that our common stock is presently a "penny stock." At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

•
Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

•
Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer's duties to the customer, a toll-free telephone number for inquiries about the broker-dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale.

•	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

	O	bid and offer price quotes and volume information;

	O	the broker-dealer's compensation for the trade;

	O	the compensation received by certain salespersons for the trade;

	O	monthly accounts statements; and

	O	a written statement of the customer's financial situation and investment goals.

ITEM 8.  FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS, RELATED NOTES AND THE OTHER INFORMATION INCLUDED IN THIS REPORT HAVE NOT BEEN REVIEWED BY THE COMPANY'S OUTSIDE ACCOUNTANT PRIOR TO THE FILING OF THIS REPORT.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
For the Years Ended March 31, 2016 and 2015

	March 31, 2016	March 31, 2015
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-
Fixed assets cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Other assets - Network acquisition/development costs	-	-
Total assets	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6,568,429	$5,431,211
Note payable - short term	723,615	723,616
Total current liabilities	7,292,044	6,154,827
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	7,292,044	6,154,827
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(13,440,580)	(12,303,362)
Total shareholders' equity (deficit)	(7,292,044)	(6,154,827)
Total liabilities and shareholders' equity (deficit)	$0	0

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2016 and 2015 and for the Period From Inception,
September 16, 2002 to March 31, 2016

	Years Ended		Inception to
	March 31, 2016	March 31, 2015	March 31, 2016
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	828,441	815,830	11,090,759
Depreciation	-	-	24,106
Research and development	-	-	226,108
Total expenses	828,441	815,830	11,340,973
Income (loss) from operations	(828,441)	(815,830)	(11,340,505)
Interest expense	(308,777)	(258,657)	(1,469,280)
Other income (expense)	-	-	(630,795)
Net income (loss) before income taxes	(1,137,218)	(1,074,487)	(13,440,580)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(1,137,218)	$(1,074,487)	$(13,440,580)

Weighted Average Shares Outstanding - basic and diluted	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(3.72)	$(3.51)

Net Income (Loss)	$(3.72)	$(3.51)

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from September 16, 2002 (inception) through March 31, 2016

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Balance at Inception, September, 16, 2002	-	$-	$-	$-
Issued Shares	10,000	10	(1,414)	-
Net loss for the period 12/31/2002	-	-	-	(3,586)
Net loss for the period 1/1/2003 to 3/31/2007	-	-	-	-
Recapitalization	5,464	6	(703,166)	-
Net loss for the period 3/31/2008	-	-	-	(123,946)
Issued Shares 3/31/2009	20,256	20	1,702,738	-
Gain on extinguishment of debt	-	-	10,850	-
Net loss for the period 3/31/2009	-	-	-	(532,775)
Issued Shares 3/31/2010	65,099	65	3,265,424	-
Net loss for the period 3/31/2010	-	-	-	(4,587,632)
Balance at March 31, 2010 (audited)	100,819	101	4,274,432	(5,247,939)
Issued Shares (unaudited)	243,443	243	1,199,745	-
Adjustment to value of stock options at 3/31/ 2011 (unaudited)	-	-	116,455	-
Discount on Convertible notes (unaudited)	-	-	206,324	-
Net loss for the period 3/31/2011 (unaudited)	-	-	-	(2,572,447)
Issued Shares (unaudited)	(23,315)	(23)	76,988	-
Adjust for 500-to 1 reverse split (unaudited)	(15,169)	(15)	152,451	-
Adjustment to value of stock options at 3/31/2012 (unaudited)	-	-	97,048	-
Net loss for the period 3/31/2012 (unaudited)	-	-	-	(1,447,492)
Adjustment to value of stock options at 3/31/2013 (unaudited)	-	-	24,786	-
Net loss for the period 3/31/2013 (unaudited)	-	-	-	(963,191)
Net loss for the period 3/31/2014 (unaudited)	-	-	-	(997,806)
Net loss for the period 3/31/2015 (unaudited)	-	-	-	(1,074,487)
Balance at March 31, 2015 (unaudited)	305,778	306	$6,148,229	$(12,303,362)
Net loss for the period 3/31/2016 (unaudited)				(1,137,218)
Net loss for the period 3/31/2016 (unaudited)	305,778	$306	$6,148,229	$(13,440,580)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended March 31, 2016 and 2015
and for the Period From Inception,
September 16, 2002, to March 31, 2016

	Years Ended		Inception to
	March 31, 2016	March 31, 2015	March 31, 2016
Cash Flows from Operating Activities:
Net Loss	$(1,137,218)	$(1,074,487)	$(13,440,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	1,137,218	1,074,487	7,082,133
Net cash used in operating activities	-	-	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	657,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	577,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-0	$2,000	$24,295
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS OPERATIONS

The Company markets the MRU and SRU products and the PLX-3D technology. In 2009, the Company was planning to release the technology and its MRU and SRU products in San Francisco and other cities in the US with the help of the Gage Group and other parties.

In 2009, the outside Manufacturer breached the manufacturing contract.  In 2009 and in subsequent years, it was also discovered that the manufacturer and its affiliates had been conducting a technology transfer to other parties.  Litigation is pending regarding these matters in Utah state court

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

It is the Company's policy to invest cash with financial institutions judged to be highly secure.  For purposes of the statement of cash flow, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.  The Company has no sales and no receivables outstanding for the fiscal year ended March 31, 2016.

Inventory

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.    Due to pending litigation, there was no sales activity and no inventory on hand at the fiscal year ended March 31, 2016. Due to the impact of the extended litigation, the inventory has been recorded at no value as of March 31, 2016. Therefore, for the fiscal year ended March 31, 2016, all inventory and the related reserve was $0.

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

Notes Payable

The Company received funding from outside investors.  The Company is currently in litigation and any additional funding (if any) will be used for legal fees.  No additional operational funding is expected until at least during the fiscal year ended March 31, 2017.

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

Long Lived Assets

The Company maintains a Long Lived Asset which is reviewed regularly for impairment.  In its review for impairment, the Company prepares estimates of future cash flows to assist in the determination of the asset's recoverability.  If there is an issue regarding recoverability, an independent valuation will be obtained to determine any required adjustment for impairment  The estimates used in determining for recoverability are updated by the Company on a regular basis to provide guidance for  management's quarterly and annual reporting.

Revenue Recognition

The Company had no sales activity during the current fiscal year ended March 31, 2016.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

Impact of Recent Accounting Pronouncements

Sector 10 does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 3 – INVENTORY

There were no sales in the year ended March 31, 2016.  The inventory reflected on the books was $0 for the fiscal year ended March 31. 2016.

Note 4 – NOTES PAYABLE

Johnson Financing

The interest accrued for the fiscal year ended March 31, 2016 was $10,394.  The rate for accrued interest has been increased from an annual rate of 6% to an annual rate of 12% based on an agreement reached on November 14, 2013.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the fiscal year ended March 31, 2016 was $36,225 comprised of Dutro Company - $18,750, Vick Davis - $12,600 and William Dutro - $4,875. Total contingent reserve - interest for the period ended March 31, 2016 is $225,179 comprised of Dutro Company - $124,698, Vick Davis - $72,450 and William Dutro - $ 28,031.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $830,942 of which $249,838 is accrued during the fiscal year ended March 31, 2016.

Other Notes

Individuals – short term

Total interest accrued as of March 31, 2016was $43,155 of which $7,120 was accrued during the fiscal year ended March 31, 2016.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

Total interest accrued (without discount amortization) as of March 31, 2016 was $31,702 of which $5,200 was accrued during the fiscal year ended March 31, 2016. The current period interest of $5,200 is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	March 31, 2016	March 31, 2015

Interest – Johnson	10,394	10,394
Interest – Dutro Group	36,225	36,225
Interest - Employee Group	249,838	199,718
Interest – Other Notes	12,320	12,320
Total interest expense	$308,777	$258,657

Note Payable Balance	March 31, 2016	March 31, 2015

Edward Johnson – Johnson Financing	$86,615	$86,615
Various Individuals – Other Notes	89,000	89,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	168,000	168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – short term	$723,615	$723,615
Total Note Payable – long term	-	$-

Total Notes Payable	$723,615	$723,615

Debt Maturity Schedule

As of March 31, 2016 the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2016	723,615
March 31, 2017	-
March 31, 2018	-

Total	$723,615

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties.

Note 5 – EQUITY

During the Fiscal Year ended: March  31, 2015:

No equity transactions occurred in the period ended March 31, 2015

During the Fiscal Year ended: March  31, 2016:

No equity transactions occurred in the period ended March 31, 2016

Note 6 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the fiscal year ended March 31, 2016. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business in order to continue forward as a going concern. It is expected that litigation will continue to hinder the ability to continue as a going concern through the end of the fiscal year ended March 31, 2017.

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Deferred tax assets:
NOL Carryover	$433,761	$557,953
Related Party Accruals	1,702,981	1,349,093
Accrued Expenses	858,706	652,068

Deferred tax liabilities
Depreciation	-	-

Valuation allowance	(2,995,448)	(2,559,114)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2016 and 2015 due to the following:

	March 31, 2016	March 31, 2015

Book Income	$(443,515)	$(419,050)
Depreciation	-	-
Meals & Entertainment	-	-
Stock for Services & Finance	-	-
Related Party Accruals	353,888	443,306
Accrued Expenses	206,639	(148,448)
Impairment Loss	-	-
Valuation Allowance	(117,012)	124,192
	$-	$-

At March 31, 2016, the Company had net operating loss carryforwards of approximately $1,112,200 that may be offset against future taxable income from the year 2015 through 2035.  No tax benefit has been reported in the March 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2016 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

Note 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, payables, and notes payable. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

Note 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

1)
Litigation involving Dutro Company, Reality Engineering, William Dutro, Vicki Davis, Lee Allen, Valley Inception, LLC, Incisive Software Corporation and Promixex Corporation continues and is expected to continue for the foreseeable future. Recently the defendants filed for a dismissal with prejudice.  The dismissal request was denied. A trial date is expected to be set before the end of the fiscal year ended March 31, 2017.  Any delays could extend the trial date until the next fiscal year.

2)
The Company has engaged attorney, Bennett, Tueller, Johnson & Deere, LLC. To represent the Company in Litigation.  Funding for litigation has been provided in part by private asset pledges from the CEO and other investors.

3)	The impact of the issues surrounding the litigation impact the Company's ability to obtain funding needed to operate the Company according to their strategic plans.

4)	Federal and Stater authorities have and will continue to be updated on the litigation issues and proceedings

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

ITEM 9A. CONTROLS AND PROCEDURES

Critical Accounting Policies

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(a)	Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. The Company experienced issues in gathering all needed information to timely file the annual report for the period ended March 31, 2016.  As a result, the report was extended but filed within the time allowed under the extension.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2016 our internal control over financial reporting were effective.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of March 31, 2013, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Title	Director or Officer Since
Pericles DeAvila	46	Chairman of the Board and Acting President, Chief Executive Officer	May 12, 2011

Laurence A. Madison	60	Director and Acting Chief Financial Officer / Secretary / Treasurer	May 12, 2011

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

Laurence A. Madison, Director and Acting CFO, Secretary and Treasurer

Mr. Madison has more than 30 years experience in public accounting, tax and financial consulting. He has experience as the Chief Financial Officer in both public and private companies.  Madison brings Sector 10 experience and expertise in Sarbanes-Oxley compliance and corporate governance.  Prior to joining Sector 10, Mr. Madison worked with a large national internal audit consulting firm where he was responsible for reviewing financial processes and controls for large multi-national public companies to ensure compliance under Sarbanes- Oxley.  Mr. Madison worked for over 10 years in "Big Four" accounting firms and for 15 years running his own financial consulting firm where he specialized in providing Chief Financial Officer, tax and financial consulting services to private companies and assisted in raising capital for growth companies.  Mr. Madison is licensed in Illinois as a Certified Public Accountant and a member of the AICPA and Illinois CPA Society.  He has a Bachelors of Accounting from Purdue University and a Master's of Science in Taxation from DePaul University.

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

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor defenses); yes
(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2016, the end of the Company's last completed fiscal year):

Name	Fiscal Year	Compensation
Peric DeAvila	2016	$336,000
Laurence A. Madison	2016	$318,000
Peric DeAvila	2015	$306,000
Laurence A. Madison	2015	$288,000
Peric DeAvila	2014	$282,000
Laurence A. Madison	2014	$264,000

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2016.  The agreement also provides terms for continuance after March 31. 2016 on an "at will" basis until a new agreement is set in place.

There was no cash compensation to officers in the fiscal year ended March 31, 2016 and no cash compensation was paid in the year ended March 31, 2015.  Unpaid compensation was accrued in the fiscal year ended March 31, 2016 and March 31, 2015.  The amount accrued was based on the terms set forth in the employment agreements.

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

No current deferred compensation programs are established as of March 31, 2016.  The Company reserves the right to establish such a plan in the future.

Compensation Pursuant to Plans.

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016.

Pension Table

The Company reserves the right to establish a Company retirement plan.  No such plan exists at the March 31, 2016

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

Termination of Employment and Change of Control Arrangement

The CEO and CFO have executed employment agreements that provide minimum base salary, bonuses and other benefits.  The agreement continues through the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31. 2016 on an "at will" basis until a new agreement is set in place. If a change in control of the Company occurs, the provisions require immediate vesting in all unpaid benefits under the agreement.  The minimum due under such an arrangement for any change in control would be an amount equal to three times the compensation due in the last fiscal year under the agreement.  The amount shall be due and payable the day before any transaction resulting in such change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2016 the name and the number of shares of the Company's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 305,778 issued and outstanding shares of the Company's Common Stock and 351,728 shares that include issued and outstanding shares plus shares that have been accrued but not issued as of March 31, 2016 (after reflecting the impact of the reverse stock split), and the name and shareholdings of each director and of all officers and directors as a group.

		Amount and Nature
Title of Class	Name of Beneficial Owner	of Beneficial Ownership		Percentage of Class
OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common	Peric DeAvila	11,391	(1)	3.72%
Common	Laurence Madison	10,896	(1)	3.56%
Common	Sector 10 Holdings, Inc.	151,616	(1)	49.58%
All officers and Directors as a Group(2) Persons (2)		22,287		7.28%
Including officer, directors and 5% shareholder		173,903		56.86%

(1)
Anti-dilution agreements were entered into with Sector 10 Holdings, Inc. in November 2009 and officers Peric DeAvila and Laurence Madison in February 2010.  The above percentages do not reflect all shares that the anti-dilution provisions provide the shareholders that have been accrued but not issued as of March 31, 2016.  Therefore the percentages would be increased by approximately 5% total if such dilution shares were issued.

(2)	The shares described above have been adjusted to reflect the impact of the 500-1 reverse stock split effective on February 14, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS During the Year ended March 31, 2016:

The Company was involved in litigation during the fiscal year ended March 2016.  Any related transactions involved the representation of the Company and its management in the pending litigation.  No other related transactions occurred during the fiscal year ended March 31, 2016.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES  -

	2016	2015
Audit Fees	$-	$-
Audit and Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$-	$-

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: July 14, 2016	By	/s/ Pericles DeAvila
Pericles DeAvila, Principal Executive Officer

Date: July 14, 2016	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer