Form 10-Q
period 2016-06-30
SECTOR 10 INC
filed 2016-08-15
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

As of August 12, 2016 the issuer had 305,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015 and for the period from inception, September 16, 2002 to June 30, 2016	4

	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015 and for the period from inception, September 16, 2002, to June 30, 2016.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	13

Part II. Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

	Signatures	14

Item 1. FINANCIAL STATEMENTS

NOTE:  THE FINANCIAL STATEMENTS, RELATED NOTES AND THE OTHER INFORMATION INCLUDED IN THIS REPORT HAVE NOT BEEN REVIEWED BY THE COMPANY'S OUTSIDE ACCOUNTANT PRIOR TO THE FILING OF THIS REPORT.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6,842,383	$6,568,430
Note payable - short term	723,615	723,615
Total current liabilities	7,565,998	7,292,045
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	7,565,998	7,292,045
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(13,714,533)	(13,440,580)
Total shareholders' equity (deficit)	(7,565,998)	(7,292,045)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2016 and 2015 and for the Period From Inception,
September 16, 2002 to June 30, 2016

	Three Months Ended		Inception to
	June 30, 2016	June 30, 2015	June 30, 2016
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	188,501	205,765	11,279,260
Depreciation	-	-	24,106
Research and development	-	-	226,108
Total expenses	188,501	205,765	11,529,474
Income (loss) from operations	(188,501)	(205,765)	(11,529,006)
Interest expense	(85,452)	(72,352)	(1,554,732)
Other income (expense)	-	-	(630,795)
Net income (loss) before income taxes	(273,953)	(278,117)	(13,714,533)
Provision for income taxes	-	-	-
Net income (loss) after income taxes	$(273,953)	$(278,117)	$(13,714,533)

Weighted Average Shares Outstanding - basic and diluted *	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(0.90)	$(0.91)

Net Income (Loss)	$(0.90)	$(0.91)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2016 and 2015 and for the Period From Inception,
September 16, 2002 to June 30, 2016

	Three Months Ended		Inception to
	June 30, 2016	June 30, 2015	June 30, 2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(273,953)	$(278,117)	$(13,714,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	273,953	278,117	7,356,086
Net cash used in operating activities	-	-	(387,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	657,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	577,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the three months ended June 30, 2016.  The inventory reflected on the books was $0 for the three months ended June 30. 2016.

Note 3 – NOTES PAYABLE

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

Johnson Financing

The interest accrued for the three month period ended June 30, 2016 was $2,598.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the three month period ended June 30, 2016 was $ 9,056 comprised of Dutro Company - $4,687, Vick Davis - $3,150 and William Dutro - $1,219. Total contingent reserve - interest for the period ended June 30, 2016 is $234,235 comprised of Dutro Company - $129,385, Vick Davis - $75,600 and William Dutro - $29,250.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of 901,659 of which $70,717 is accrued during the three month period ended June 30, 2016

Other Notes

Individuals – short term

 Total interest accrued as of June 30, 2016 was $44,937 of which $1,781 was accrued during the three month period ended June 30, 2016.

Asher Enterprises, Inc.

Total interest accrued (without discount amortization) as of June 30, 2016 was $33,002 of which $1,300 was accrued during the three month period ended June 30, 2016.  The current period interest is included as part of other notes interest.

Summary of Interest and Notes Payable

Interest expense	June 30, 2016	March 31, 2016

Interest – Johnson	2,598	10,394
Interest – Dutro Group	9,056	36,225
Interest - Employee Group	70,717	249,838
Interest – Other Notes	3,081	12,320
Total interest expense	$85,452	$308,777

Note Payable Balance	June 30, 2016	March 31, 2016

Edward Johnson – Johnson Financing	$86,615	$86,615
Various Individuals – Other Notes	89,000	89,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	168,000	168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – short term	$723,615	$723,615
Total Note Payable – long term	-	$-

Total Notes Payable	$723,615	$723,615

Debt Maturity Schedule

As of June 30, 2016, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2017	$723,615
March 31, 2018	$-

Total	$723,615

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties.

Note 4 – EQUITY

During the Quarter ended: June 30, 2016:

No equity transactions occurred in the period ended June 30, 2016.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the three month period ended June 30, 2016. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business in order to continue forward as a going concern. It is expected that litigation will continue to hinder the ability to continue as a going concern through the end of the fiscal year ended March 31, 2017 and beyond.

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

The Company's financial statements for the three month period ended June 30, 2016 and 2015 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of June 30, 2016 the Company had no accrued interest or penalties related to uncertain tax positions.

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

1)
Litigation involving Dutro Company, Reality Engineering, William Dutro, Vicki Davis, Lee Allen, Valley Inception, LLC, Incisive Software Corporation and Promixex Corporation continues and is expected to continue for the foreseeable future. Recently the defendants filed for a dismissal with prejudice.  The dismissal request was denied. The case was moved for continuance in the Utah State Court.  A Court Management Order (CMO) is expected to be filed soon.

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

Going Concern Qualification

Our notes to the financial statements disclose that the Company has generated no revenue or cash flow, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the pending litigation, the Company operations are not likely to produce positive cash flow until at least the end of the fiscal year ended March 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

Results of Operations

Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

Revenues -

The Company had no revenues for the three months ended June 30, 2016.

The Company had no revenues for the three months ended June 30, 2015.

Other Income-

The Company had no other income for the three months ended June 30, 2016.

The Company had no other income for the three months ended June 30, 2015.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2016.

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2015.

All expenses for the Company were treated as general and administrative expenses.

General and Administrative Expenses -

General and administrative expenses were $188,501 for the three months ended June 30, 2016. These expenses are made up of accrued and unpaid wages – $165,000, accrued payroll taxes – $16,500, Insurance expense - $5,431 and Filing, financing and other fees - $1,570.

General and administrative expenses were $205,765 for the three months ended June 30, 2015. These expenses are made up of accrued and unpaid wages – $163,500, Legal & professional fees – $20,000, accrued payroll taxes – $16,350, Insurance expense - $4,059 and Filing, financing and other fees - $1,856.

Depreciation Expense –

Depreciation expense for the three month period ended June 30, 2016 was $0.

Depreciation expense for the three month period ended June 30, 2015 was $0.

Interest Expense –

Interest expense for the three month period ended June 30, 2016 was $85,452 for interest accrued on notes payable.

Interest expense for the three month period ended June 30, 2015 was $72,352 for interest accrued on notes payable.

Liquidity and Capital Resources
`
As of June 30, 2016, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company's working capital requirements for the balance of the fiscal year ending March 31, 2017 or for any future period.

Total Assets -

The Company had no assets as of June 30, 2016.

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

Total Liabilities -

Current liabilities as of June 30, 2016 were $7,565,997. The balance was composed of accounts payable and accrued liabilities of $6,842,382, note payable to outside investors of $723,615.

Long term liabilities as of June 30, 2016 were $0.

Total liabilities as of June 30, 2016 were $7,565,997.

Cash flows -

	Three Months Ended	Three Months Ended
	June 30,	June 30,
Sources and Uses of Cash	2016	2015
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended June 30, 2016 and 2015
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the three months ended June 30, 2016 was $0.

Cash used in operations for the three months ended June 30, 2015 was $0.

Investing Activities –

Cash used from investing activities for the three months ended for June 30, 2016 was $0.

Cash used from investing activities for the three months ended for June 30, 2015 was $0.

Financing Activities -

Cash provided from financing activities for the three months ended June 30, 2016 was $0.

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

Going Concern Qualification

Our notes to the financial statements disclose that the Company has generated no revenue or cash flow, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the pending litigation, the Company operations are not likely to produce positive cash flow until at least the end of the fiscal year ended March 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company's principal executive officer and principal financial officer concluded that as of June 30, 2016, the Company's disclosure controls and procedures were effective.

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

Recently the defendants filed for a dismissal with prejudice.  The dismissal request was denied. The case was moved for continuance in the Utah State Court.  A Court Management Order (CMO) is expected to be filed soon.

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

Sector 10, Inc.

August 15, 2016	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

August 15, 2016	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer