Form 10-Q
period 2016-09-30
SECTOR 10 INC
filed 2016-11-21
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

As of November 17, 2015 the issuer had 305,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2016 and 2015 and for the period from inception, September 16, 2002 to September 30, 2016	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015 and for the period from inception, September 16, 2002, to September 30, 2016.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	15

Part II. Other Information

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	17

Item 1. FINANCIAL STATEMENTS

The financial statements, related notes and the other information included in this report have not been reviewed by the Company's outside accountant prior to the filing of this report.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$7,119,832	$6,568,430
Note payable - short term	753,615	723,615
Total current liabilities	7,873,447	7,292,045
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	7,873,447	7,292,045
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(14,021,982)	(13,440,580)
Total shareholders' equity (deficit)	(7,873,447)	(7,292,045)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2016 and 2015 and
for the Period From Inception, September 16, 2002 to September 30, 2016

	Three Months Ended		Six Months Ended		Inception to
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	218,396	208,395	406,897	414,161	11,497,656
Depreciation	-		-	-	24,106
Research and development	-		-	-	226,108
Total expenses	218,396	208,395	406,897	414,161	11,747,870
Income (loss) from operations	(218,396)	(208,395)	(406,897)	(414,161)	(11,747,402)
Interest expense	(89,053)	(75,372)	(174,505)	(147,723)	(1,643,785)
Other income (expense)	-	-	-	-	(630,795)
Net income (loss) before income taxes	(307,449)	(283,767)	(581,402)	(561,884)	(14,021,982)
Provision for income taxes	-	-	-	-	-
Net income (loss) after income taxes	$(307,449)	$(283,767)	$(581,402)	$(561,884)	$(14,021,982)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(1.01)	$(0.93)	$(1.90)	$(1.84)

Net Income (Loss)	$(1.01)	$(0.93)	$(1.90)	$(1.84)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2016 and 2015 and
for the Period From Inception, September 16, 2002 to September 30, 2016

	Six Months Ended		Inception to
	September 30, 2016	September 30, 2015	September 30, 2016
Cash Flows from Operating Activities:
Net Loss	$(581,402)	$(561,884)	$(14,021,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	551,402	561,884	7,633,535
Net cash used in operating activities	(30,000)	-	(417,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	30,000	-	687,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	30,000	-	607,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$2,000	$24,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the three months ended September 30, 2016.  The inventory reflected on the books was $0 for the six months ended September 30, 2016.

Note 3 – NOTES PAYABLE

Johnson Financing

The interest accrued for the six month period ended September 30, 2016 was $5,197.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the six month period ended September 30, 2016 was $ 18,113 comprised of Dutro Company - $9,375, Vick Davis - $6,300 and William Dutro - $2,438. Total contingent reserve - interest for the period ended September 30, 2016 is $234,235 comprised of Dutro Company - $134,073, Vick Davis - $78,750 and William Dutro - $30,469.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of 975,426 of which $144,484 is accrued during the six month period ended September 30, 2016
Other Notes

Individuals – short term

An additional individual short term note of $30,000 was issued in July 2016 to pay for legal fees.  The note accrues interest at an annual rate of 8%.   Total interest accrued as of September 30, 2016 was $47,267 of which $4,111was accrued during the six month period ended September 30, 2016.

Asher Enterprises, Inc.

Total interest accrued  as of September 30, 2016 was $34,302 of which $2,600 was accrued during the six month period ended September 30, 2016.  The current period interest is included as part of other notes interest.

Summary of Interest and Notes Payable

Interest expense	September 30, 2016	March 31, 2016

Interest – Johnson	5,197	10,394
Interest – Dutro Group	18,113	36,225
Interest - Employee Group	144,484	249,838
Interest – Other Notes	6,711	12,320
Total interest expense	$174,505	$308,777

Note Payable Balance	September 30, 2016	March 31, 2016

Edward Johnson – Johnson Financing	$86,615	$86,615
Various Individuals – Other Notes	119,000	89,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	168,000	168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – short term	$753,615	$723,615
Total Note Payable – long term	-	$-

Total Notes Payable	$753,615	$723,615

Debt Maturity Schedule

As of September 30, 2016, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2017	$723,615
March 31, 2018	$30,000

Total	$753,615

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties.

Note 4 – EQUITY

During the Quarter ended: June 30, 2016:

No equity transactions occurred in the period ended June 30, 2016.

During the Quarter ended: September 30, 2016:

No equity transactions occurred in the period ended September 30, 2016.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the six month period ended September 30, 2016. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

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

The Company's financial statements for the six month period ended September 30, 2016 and 2015 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of September 30, 2016 the Company had no accrued interest or penalties related to uncertain tax positions.

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

2)
The Company is in discussion with multiple legal representatives to take over the management of the litigation on a contingency basis and to pursue litigation with respect to patent infringement by ADT Corp (ADT) and Tyco International Ltd (TYC) and for all other patent infringement against the defendants, their affiliates and related parties currently pursued in the Utah State Court in Salt Lake City.  In anticipation of the new counsel coming in on a contingency basis, the current attorney has withdrawn from the case.  Sector 10 intends to pursue in Federal Courts all other known and unknown licensees of Sector 10's technology that have been distributed by the defendant, their affiliates and other related parties.  Sector 10 believes that it has collected sufficient evidence and related party interests and has sent out nearly 50 subpoenas to parties that are believed to have colluded and/or helped to defraud a publically traded company (Sector 10: SECI) and sell its technology assets to another publically traded company.  In addition, Sector 10 has learned of new facts with respect to the Bank of America (BAC) case and their subsidiary Merrill Lynch which may have prevented the dismissal of the case.  Also new facts have come to light regarding how former contingency attorneys inappropriately allowed two key parties to the case to be dismissed with prejudice immediately before abandoning the case.  These parties, John Gargett (former Board member of Sector 10) and Trusys, Inc. are believed to have been cooperative with the Dutro Group.  These new facts may also enhance the current litigation.   Sector 10 will be seek the assistance  of the Securities & Exchange Commission (SEC) to open an investigation into these matters  Sector 10 has also requested assistance from the Federal Bureau of Investigation (FBI) to assist in obtaining a stay for the Salt Lake City case while matters are pursued in Federal Courts.

3)	The impact of the issues surrounding the litigation impact the Company's ability to obtain funding needed to operate the Company according to their strategic plans.

4)	Federal and State authorities have and will continue to be updated on the litigation issues and proceedings

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

Results of Operations

Six Months Ended September 30, 2016 as Compared to the Six Months Ended September 30, 2015

Revenues -

The Company had no revenues for the six months ended September 30, 2016.

The Company had no revenues for the six months ended September 30, 2015.

Other Income-

The Company had no other income for the six months ended September 30, 2016.

The Company had no other income for the six months ended September 30, 2015.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2016.

The Company had no operating expenses for the six months ended September 30, 2015.

General and Administrative Expenses -

General and administrative expenses were $406,897 for the six months ended September 30, 2016 which was made up primarily of Wages - $330,000, Professional fees – Legal & Accounting fees $30,000, Accrued payroll tax - $31,500, Insurance - $10,862, Filing fees – $2,940 , State fees – $1,395 and other expense - $200.

General and administrative expenses were $414,161 for the six months ended September 30, 2015 which was made up primarily of Wages - $327,000, Professional fees – Legal & Accounting fees $40,000, Accrued payroll tax - $32,700, Insurance - $8,115, Filing fees – 4,030 , State fees – 2,116 and other expense - $200.

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2016 was $0.

Depreciation expense for the six months ended September 30, 2015 was $0.

Interest Expense –

Interest expense for the six month period ended September 30, 2016 was $174,505.

Interest expense for the six month period ended September 30, 2015 was $147,723.

Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

Revenues -

The Company had no revenues for the three months ended September 30, 2016.

The Company had no revenues for the three months ended September 30, 2015.

Other Income-

The Company had no other income for the three months ended September 30, 2016.

The company had no other income for the three months ended September 30, 2015.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2016.

The Company had no operating expenses for the three months ended September 30, 2015.

General and Administrative Expenses -

General and administrative expenses were $218,396 for the three months ended September 30, 2016 which was made up primarily of Wages - $165,000, Professional fees – Legal & Accounting fees $30,000, Accrued Payroll Taxes - $15,000, Insurance - $5,431, Filing Fees - $1,470, State fees – 1,395 and other expenses - $100.

General and administrative expenses were $208,395 for the three months ended September 30, 2015 which was made up primarily of Wages - $163,500, Professional fees – Legal & Accounting fees $20,000, Accrued Payroll Taxes - $16,350, Insurance - $4,055, Filing Fees - $2,820, State fees – 1,570 and other expenses - $100.

Depreciation Expense –

Depreciation expense for the three months ended September 30, 2016 was $0.

Depreciation expense for the three months ended September 30, 2015 was $0.

Interest Expense –

Interest expense for the three month period ended September 30, 2016 was $89,053.

Interest expense for the three month period ended September 30, 2015 was $75,372.

Liquidity and Capital Resources
`
As of September 30, 2016, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company's working capital requirements for the balance of the fiscal year ending March 31, 2017 or for any future period.

Total Assets -

The Company had no assets as of September 30, 2016.

Working capital -

As of this filing date, the Company is in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring is not expected to be completed by the end of the fiscal year ended March 31, 2017.    Potential funding is not expected until litigation efforts are completed.  It is uncertain as to when such litigation will be completed.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Total Liabilities -

Current liabilities as of September 30, 2016 were $7,873,447. The balance was composed of accounts payable and accrued liabilities of $7,119,832 and note payable to outside investors of $753,615.

Long term liabilities as of September 30, 2016 were $0.

Total liabilities as of September 30, 2016 were $7,873,447.

Cash flows -
	Six Months Ended		Six Months Ended
	September 30,		September 30,
Sources and Uses of Cash	2016		2015
Net cash provided by / (used in)
Operating activities	$(30,000	)-	$-
Investing activities	-		-
Financing activities	30,000		-

Increase/(decrease) in cash and cash equivalents	$-		$-

Period ended September 30, 2016 and 2015
Cash and cash equivalents	$-		$-

Operating Activities -

Cash used in operations for the six months ended September 30, 2016 was $(30,000). Operating activities were affected by net loss – ($581,402) and change in accounts payable and accrued liabilities - $551,402.

Cash used in operations for the six months ended September 30, 2015 was $0. Operating activities were affected by net loss – ($561,884) and change in accounts payable and accrued liabilities - $561,884.
Investing Activities –

Cash used from investing activities for the six months ended for September 30, 2016 was $0.

Cash used from investing activities for the six months ended for September 30, 2015 was $0.

Financing Activities –

Cash provided from financing activities for the six months ended September 30, 2016 was $30,000.  Amount reflects proceeds from short term note used to fund legal fees.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company's principal executive officer and principal financial officer concluded that as of September 30, 2016, the Company's disclosure controls and procedures were effective.

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

The Company is in discussion with multiple legal representatives to take over the management of the litigation on a contingency basis and to pursue litigation with respect to patent infringement by ADT Corp (ADT) and Tyco International Ltd (TYC) and for all other patent infringement against the defendants, their affiliates and related parties currently pursued in the Utah State Court in Salt Lake City.  In anticipation of the new counsel coming in on a contingency basis, the current attorney has withdrawn from the case.  Sector 10 intends to pursue in Federal Courts all other known and unknown licensees of Sector 10's technology that have been distributed by the defendant, their affiliates and other related parties.  Sector 10 believes that it has collected sufficient evidence and related party interests and has sent out nearly 50 subpoenas to parties that are believed to have colluded and/or helped to defraud a publically traded company (Sector 10: SECI) and sell its technology assets to another publically traded company.  In addition, Sector 10 has learned of new facts with respect to the Bank of America (BAC) case and their subsidiary Merrill Lynch which may have prevented the dismissal of the case.  Also new facts have come to light regarding how former contingency attorneys inappropriately allowed two key parties to the case to be dismissed with prejudice immediately before abandoning the case.  These parties, John Gargett (former Board member of Sector 10) and Trusys, Inc. are believed to have been cooperative with the Dutro Group.  These new facts may also enhance the current litigation.   Sector 10 will be seek the assistance  of the Securities & Exchange Commission (SEC) to open an investigation into these matters  Sector 10 has also requested assistance from the Federal Bureau of Investigation (FBI) to assist in obtaining a stay for the Salt Lake City case while matters are pursued in Federal Courts.

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

Sector 10, Inc.

November 21, 2016	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

November 21, 2016	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer