Form 10-Q
period 2016-12-31
SECTOR 10 INC
filed 2017-02-13
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

As of February 10, 2017 the issuer had 305,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016	2

	Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2016 and 2015 and for the period from inception, September 16, 2002 to December 31, 2016	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015 and for the period from inception, September 16, 2002, to December 31, 2016.	4

	Notes to the Unaudited Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis or Plan of Operation	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	13

Part II. Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

Item 1. FINANCIAL STATEMENTS

The financial statements, related notes and the other information included in this report have not been reviewed by the Company's outside accountant prior to the filing of this report.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$7,402,667	$6,568,430
Note payable - short term	803,615	723,615
Total current liabilities	8,206,282	7,292,045
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	8,206,282	7,292,045
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(14,354,817)	(13,440,580)
Total shareholders' equity (deficit)	(8,206,282)	(7,292,045)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2016 and 2015 and
for the Period From Inception, September 16, 2002 to December 31, 2016

	Three Months Ended		Nine Months Ended		Inception to
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	240,001	205,547	646,898	619,708	11,737,657
Depreciation			0	-	24,106
Research and development			0	-	226,108
Total expenses	240,001	205,547	646,898	619,708	11,987,871
Income (loss) from operations	(240,001)	(205,547)	(646,898)	(619,708)	(11,987,403)
Interest expense	(92,834)	(78,892)	(267,339)	(226,615)	(1,736,619)
Other income (expense)	0	-	0	-	(630,795)
Net income (loss) before income taxes	(332,835)	(284,439)	(914,237)	(846,323)	(14,354,817)
Provision for income taxes	-	-	-	-	-
Net income (loss) after income taxes	$(332,835)	$(284,439)	$(914,237)	$(846,323)	$(14,354,817)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(1.09)	$(0.93)	$(2.99)	$(2.77)

Net Income (Loss)	$(1.09)	$(0.93)	$(2.99)	$(2.77)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2016 and 2015 and
for the Period From Inception, September 16, 2002 to December 31, 2016

	Nine Months Ended		Inception to
	December 31, 2016	December 31, 2015	December 31, 2016
Cash Flows from Operating Activities:
Net Loss	$(914,237)	$(846,323)	$(14,354,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	834,237	846,323	7,916,370
Net cash used in operating activities	(80,000)	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	80,000	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	80,000	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the nine months ended December 31, 2016.  The inventory reflected on the books was $0 for the nine months ended December 31, 2016.

Note 3 – NOTES PAYABLE

Johnson Financing

The interest accrued for the nine month period ended December 31, 2016 was $7,795.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the nine month period ended December 31, 2016 was $ 27,169 comprised of Dutro Company - $14,063, Vick Davis - $9,450 and William Dutro - $3,656. Total contingent reserve - interest for the period ended December 31, 2016 is $252,348 comprised of Dutro Company - $138,760, Vick Davis - $81,900 and William Dutro - $31,688.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of 1,052,743 of which $221,801 is accrued during the nine month period ended December 31, 2016
Other Notes

Individuals – short term

An additional individual short term notes of $30,000 was issued in July 2016 to pay for legal fees.  Another individual short term note of $50,000 was issued in December 2016 to pay for legal fees. Both new notes accrue interest at an annual rate of 8%.

For all individual notes, total interest accrued as of December 31, 2016 was $48,646 of which $6,674was accrued during the nine month period ended December 31, 2016.

Asher Enterprises, Inc.

Total interest accrued as of December 31, 2016 was $35,602 of which $3,900 was accrued during the nine month period ended December 31, 2016.  The current period interest is included as part of other notes interest.

Summary of Interest and Notes Payable

Interest expense	December 31, 2016	March 31, 2016

Interest – Johnson	7,795	10,394
Interest – Dutro Group	27,169	36,225
Interest - Employee Group	221,801	249,838
Interest – Other Notes	10,574	12,320
Total interest expense	$267,339	$308,777

Note Payable Balance	December 31, 2016	March 31, 2016

Edward Johnson – Johnson Financing	$86,615	$86,615
Various Individuals – Other Notes	169,000	89,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	168,000	168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – short term	$803,615	$723,615
Total Note Payable – long term	-	$-

Total Notes Payable	$803,615	$723,615

Debt Maturity Schedule

As of December 31, 2016, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2017	$723,615
March 31, 2018	$80,000

Total	$803,615

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

During the Quarter ended: December 31, 2016:

No equity transactions occurred in the period ended December 31, 2016.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the nine month period ended December 31, 2016. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and has set back the ability to raise capital and develop ongoing business in order to continue forward as a going concern. It is expected that litigation will continue to hinder the ability to continue as a going concern through the end of the fiscal year ended March 31, 2017 and beyond.

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

The Company's financial statements for the nine month period ended December 31, 2016 and 2015 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2016 the Company had no accrued interest or penalties related to uncertain tax positions.

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

1) Litigation involving Dutro Company, Reality Engineering, William Dutro, Vicki Davis, Lee Allen, Valley Inception, LLC, Incisive Software Corporation and Promixex Corporation continues and is expected to continue for the foreseeable future. Recently the defendants filed another request for a dismissal with prejudice.  The Company attorneys engaged in December 2016 have filed a request that the dismissal request be denied and that discovery proceedings be reopened to continue the case.  The Court is expected to rule on the motion in March.

2) The impact of the issues surrounding the litigation impact the Company's ability to obtain funding needed to operate the Company according to their strategic plans.

3) Federal and State authorities have and will continue to be updated on the litigation issues and proceedings

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

Results of Operations

Nine Months Ended December 31, 2016 as Compared to the Nine Months Ended December 31, 2015

Revenues -

The Company had no revenues for the nine months ended December 31, 2016.

The Company had no revenues for the nine months ended December 31, 2015.

Other Income-

The Company had no other income for the nine months ended December 31, 2016.

The Company had no other income for the nine months ended December 31, 2015.

Operating Expenses -

The Company had no operating expenses for the nine months ended December 31, 2016.

The Company had no operating expenses for the nine months ended December 31, 2015.

General and Administrative Expenses -

General and administrative expenses were $646,898 for the nine months ended December 31, 2016 which was made up primarily of Wages - $495,000, Professional fees – Legal & Accounting - $80,000, Payroll tax expense - $49,500, Insurance expense - $ 16,293,  Filing fees - $4,410 and other expenses of $1,695.

General and administrative expenses were $619,708 for the nine months ended December 31, 2015 which was made up primarily of Wages - $490,500, Professional fees – Legal & Accounting - $60,000, Payroll tax expense - $49,050, Insurance expense - $ 10,891,  Filing fees - $6,850 and other expenses of $2,417.

Depreciation Expense –

Depreciation expense for the nine months ended December 31, 2016 was $0.

Depreciation expense for the nine months ended December 31, 2015 was $0.

Interest Expense –

Interest expense for the nine months ended December 31, 2016 was $267,339.

Interest expense for the nine months ended December 31, 2015 was $226,615.

Three Months Ended December 31, 2016 as Compared to the Three Months Ended December 31, 2015

Revenues -

The Company had no revenues for the three months ended December 31, 2016.

The Company had no revenues for the three months ended December 31, 2015.

Other Income-

The Company had no other income for the three months ended December 31, 2016.

The Company had no other income for the three months ended December 31, 2015.

Operating Expenses -

The Company had no operating expenses for the three months ended December 31, 2016.

The Company had no operating expenses for the three months ended December 31, 2015.

General and Administrative Expenses -

General and administrative expenses were $240,001 for the three months ended December 31, 2015 which was made up primarily of Wages - $165,000, Professional fees – Legal & Accounting - $50,000, Payroll tax expense - $18,000, Insurance expense - $5,431, Filing Fees - $1,470 and other expenses of $100.

General and administrative expenses were $205,547 for the three months ended December 31, 2015 which was made up primarily of Wages - $163,500, Professional fees – Legal & Accounting - $20,000, Payroll tax expense - $16,350, Insurance expense - $2,777, Filing Fees - $2,820 and other expenses of $100.

Depreciation Expense –

Depreciation expense for the three months ended December 31, 2016 was $0.

Depreciation expense for the three months ended December 31, 2015 was $0.

Interest Expense –

Interest expense for the three month period ended December 31, 2016 was $92,834.

Interest expense for the three month period ended December 31, 2015 was $78,892.

Liquidity and Capital Resources

As of December 31, 2016, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company's working capital requirements for the balance of the fiscal year ending March 31, 2017 or for any future period.
`
Total Assets -

The Company had $0 in total assets as of December 31, 2016.

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

Total Liabilities -

Current liabilities as of December 31, 2016 were $8,206,282. The balance was composed of accounts payable and accrued liabilities of $7,402,667 and note payable to outside investors of $803,615.

Long term liabilities as of December 31, 2016 were $0.

Total liabilities as of December 31, 2016 were $8,206,282.

Cash flows -

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
Sources and Uses of Cash	2016	2015
Net cash provided by / (used in)
Operating activities	$(80,000)	$-
Investing activities	-	-
Financing activities	80,000	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended December 31, 2016 and 2015
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the nine months ended December 31, 2016 was $(80,000). Operating activities were affected by net loss – ($914,237) and change in accounts payable and accrued liabilities - $834,237.

Cash used in operations for the nine months ended December 31, 2015 was $0. Operating activities were affected by net loss – ($846,323) and change in accounts payable and accrued liabilities - $846,323.

Investing Activities –

Cash used from investing activities for the nine months ended for December 31, 2016 was $0.

Cash used from investing activities for the nine months ended for December 31, 2015 was $0.

Financing Activities -

Cash provided from financing activities for the nine months ended for December 31, 2016 was $80,000.   Amount reflects proceeds from short term note used to fund legal fees.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company's principal executive officer and principal financial officer concluded that as of December 31, 2016, the Company's disclosure controls and procedures were effective.

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

The litigation has been ongoing for multiple years and is expected to continue at least into the fiscal year ended March 31, 2018.

The previous attorney's representing the Company in the litigation withdrew from the case in November 2016.  In December, the Company engaged the Salt Lake City based firm of Pia Anderson Moss Hoyt as their new legal counsel in the case.  During the transition of legal representation, scheduled depositions were cancelled.  In addition, the defendants have also filed another request for dismissal with prejudice.  The Company's new counsel has filed a request that the dismissal request be denied and that discovery proceedings be reopened to continue the case.  The Court is expected to rule on the motion in March.

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

Sector 10, Inc.

February 13, 2017	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

February 13, 2017	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer