Form 10-K
period 2017-03-31
SECTOR 10 INC
filed 2017-07-14
CIK 925661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2017

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

As of July 8, 2017, the Registrant had 305,778 shares of Common Stock issued and outstanding with an average market value of $.004 per share for a total market value of $1,223.

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

Employees

As of March 31, 2017, the Company has 2 employees and no current payroll.  A total of 2 persons (CEO and CFO) work part time for the company and also work with the majority shareholder Sector 10 Holdings, Inc.  Beginning in May, 2009, the CEO and CFO compensation was accrued on the Company books.  No cash compensation was paid during the fiscal year.

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

Dutro Group, Dutro Company & Reality Engineering

The Company has filed a claim against the Dutro Group and other defendants to seek relief for the damages incurred by Group’s actions.  The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis, Lee Allen, Valley Inception, LLC, Incisive Software Corporation and Promixex Corporation.

The Company seeks relief and recovery from the breach of contract and the breakup and transfer by the parties of the technology which ended up with The ADT Corp (“ADT”) / Tyco Corp (“TYC”) under the label of “Surveillint”.

The litigation has been ongoing for multiple years and is expected to continue at least through the fiscal year ended March 31, 2018.

In December, the Company engaged the Salt Lake City based firm of Pia Anderson Moss Hoyt as their new legal counsel in the case.  The Court recently ruled in the Company’s favor in response to the defendants request for dismissal.  Depositions of the Company personnel were conducted and Company counsel is currently in process of preparing for the defendant’s depositions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2017.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The pending litigation has impacted the Company operations which has caused delays in filing various reports.  Due to the late filing, the Company Common Stock trading has been moved from the Over the Counter Bulletin Board under the symbol SECI.OB to trading on the Pink Sheets under the symbol SECI.PK. Prior to May 19, 2009, the stock traded under the symbol “SECT.OB.” The Company’s stock began trading subsequent to its year end of March 31, 2010. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of July 1, 2017, the Company had approximately 206 shareholders of record.

The following chart sets out the Open, High, Low, Close, Volume and Adjusted Close Price for the stock for the period from March 31, 2016 until March 31, 2017.  The dates represent the last trading date for the respective month:

Date	Volume	Open	High	Low	Close
3/31/2017	0	0.0272	0.0272	0.0078	0.0078
2/28/2017	0	0.0054	0.0272	0.0054	0.0272
1/31/2017	0	0.0054	0.0054	0.0054	0.0054
12/31/2016	0	0.0054	0.0054	0.0054	0.0054
11/30/2016	0	0.0053	0.0054	0.0053	0.0054
10/31/2016	0	0.105	0.105	0.0053	0.0053
9/30/2016	0	0.105	0.105	0.105	0.105
8/31/2016	0	0.105	0.105	0.105	0.105
7/31/2016	0	0.005	0.105	0.004	0.005
6/30/2016	0	0.004	0.004	0.004	0.004
5/31/2016	0	0.004	0.004	0.004	0.004
4/30/2016	0	0.004	0.004	0.004	0.004
3/31/2016	0	0.0036	0.004	0.0036	0.004

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

Results of Operations for the year ended March 31, 2017 as compared to the year ended March 31, 2016.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2017.

The Company had no revenues for the fiscal year ended March 31, 2016.

Other Income-

The Company had no other income for the fiscal year ended March 31, 2017.

The Company had no other income for the fiscal year ended March 31, 2016.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2017.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2016.

General and Administrative Expenses -

General and administrative expenses were $854,789 for the fiscal year ended March 31, 2017.  These expenses are made up of wages - $660,000, professional fees – $100,000, payroll taxes – $66,000, insurance expenses - $20,714, registration/filing fees - $5,880, transfer fees & franchise fees – $2,195.

General and administrative expenses were $828,441 for the fiscal year ended March 31, 2016.  These expenses are made up of wages - $654,000, professional fees – $80,000, payroll taxes – $65,400, insurance expenses - $16,322, registration/filing fees - $9,670, transfer fees & franchise fees – $3,049.

Depreciation Expense –

Depreciation expense was $0 for the fiscal year ended March 31, 2017.

Depreciation expense was $0 for the fiscal year ended March 31, 2016.

Interest expense

The Company had interest expense of $364,291 for the year ended March 31, 2017.

The Company had interest expense of $308,777 for the year ended March 31, 2016.

Other expense

The Company had no other expense for the year ended March 31, 2017.

The Company had no other expense for the year ended March 31, 2016.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $0 with a deficit in working capital of $8,511,125 as of March 31, 2017 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $0 assets for the year ended March 31, 2017.

Working capital -

As of this filing date, the Company is in the midst of litigation and in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring will not be complete until the litigation has been completed.  Potential funding for operations is not expected until sometime in the fiscal year ended March 31, 2018 or beyond.

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

Liabilities -

Current liabilities as of March 31, 2017 were $8,511,125. The balance was composed of accounts payable and accrued liabilities of $7,707,510 and note payable to outside investors of $803,615.

Current liabilities as of March 31, 2016 were $7,292,044. The balance was composed of accounts payable and accrued liabilities of $6,568,429 and note payable to outside investors of $723,615.

Long term liabilities as of March 31, 2017 were $0.

Long term liabilities as of March 31, 2017 were $0.

Total liabilities as of March 31, 2016 were $7,292,044.

Cash flows -
	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2017	2015
Net cash provided by / (used in)
Operating activities	$(80,000)	$0
Investing activities	0	0
Financing activities	80,000	0

Increase/(decrease) in cash and cash equivalents	$0	$0

Years ended March 31, 2017 and 2016
Cash and cash equivalents	$0	$0

Operating Activities -

Cash used in operations for the year ended March 31, 2017 was ($80,000).  This included a loss from operation of ($1,219,080) and a net change in accounts payable and accrued liabilities of $1,139,080.

Cash used in operations for the year ended March 31, 2016 was $0.  This included a loss from operation of ($1,137,218) and a net change in accounts payable and accrued liabilities of $1,137,218.

Investing Activities -

There was no cash used in Investing Activities for the year ended March 31, 2017.

There was no cash used in Investing Activities for the year ended March 31, 2016.

Financing Activities -

There was $80,000 of cash provided in financing activities for the year ended March 31, 2017.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2017.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
For the Years Ended March 31, 2017 and 2016

	March 31, 2017	March 31, 2016
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-
Fixed assets cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Other assets - Network acquisition/development costs	-	-
Total assets	$0	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$7,707,510	$6,568,429
Note payable - short term	803,615	723,615
Total current liabilities	8,511,125	7,292,044
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	8,511,125	7,292,044
Shareholders’ equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(14,659,660)	(13,440,580)
Total shareholders’ equity (deficit)	(8,511,125)	(7,292,044)
Total liabilities and shareholders’ equity (deficit)	$0	0

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2017 and 2016 and for the Period From Inception,
September 16, 2002 to March 31, 2017

	Years Ended		Inception to
	March 31, 2017	March 31, 2016	March 31, 2017
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	854,789	828,441	11,945,548
Depreciation	0	-	24,106
Research and development	0	-	226,108
Total expenses	854,789	828,441	12,195,762
Income (loss) from operations	(854,789)	(828,441)	(12,195,294)
Interest expense	(364,291)	(308,777)	(1,833,571)
Other income (expense)	0	-	(630,795)
Net income (loss) before income taxes	(1,219,080)	(1,137,218)	(14,659,660)
Provision for income taxes	0	-	0
Net income (loss) after income taxes	$(1,219,080)	$(1,137,218)	$(14,659,660)

Weighted Average Shares Outstanding - basic and diluted	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(3.99)	$(3.72)

Net Income (Loss)	$(3.99)	$(3.72)

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the period from September 16, 2002 (inception) through March 31, 2017

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Balance at Inception, September, 16, 2002	-	$-	$-	$-
Issued Shares	10,000	10	(1,414)	-
Net loss for the period 12/31/2002	-	-	-	(3,586)
Net loss for the period 1/1/2003 to 3/31/2007	-	-	-	-
Recapitalization	5,464	6	(703,166)	-
Net loss for the period 3/31/2008	-	-	-	(123,946)
Issued Shares 3/31/2009	20,256	20	1,702,738	-
Gain on extinguishment of debt	-	-	10,850	-
Net loss for the period 3/31/2009	-	-	-	(532,775)
Issued Shares 3/31/2010	65,099	65	3,265,424	-
Net loss for the period 3/31/2010	-	-	-	(4,587,632)
Balance at March 31, 2010 (audited)	100,819	101	4,274,432	(5,247,939)
Issued Shares (unaudited)	243,443	243	1,199,745	-
Adjustment to value of stock options at 3/31/ 2011 (unaudited)	-	-	116,455	-
Discount on Convertible notes (unaudited)	-	-	206,324	-
Net loss for the period 3/31/2011 (unaudited)	-	-	-	(2,572,447)
Issued Shares (unaudited)	(23,315)	(23)	76,988	-
Adjust for 500-to 1 reverse split (unaudited)	(15,169)	(15)	152,451	-
Adjustment to value of stock options at 3/31/2012 (unaudited)	-	-	97,048	-
Net loss for the period 3/31/2012 (unaudited)	-	-	-	(1,447,492)
Adjustment to value of stock options at 3/31/2013 (unaudited)	-	-	24,786	-
Net loss for the period 3/31/2013 (unaudited)	-	-	-	(963,191)
Net loss for the period 3/31/2014 (unaudited)	-	-	-	(997,806)
Net loss for the period 3/31/2015 (unaudited)	-	-	-	(1,074,487)
Balance at March 31, 2015 (unaudited)	305,778	306	$6,148,229	$(12,303,362)
Net loss for the period 3/31/2016 (unaudited)	-	-	-	(1,137,218)
Net loss for the period 3/31/2016 (unaudited)	305,778	$306	$6,148,229	$(13,440,580)
Net loss for the period 3/31/2017 (unaudited)	-	-	-	(1,219,080)
Net loss for the period 3/31/2017 (unaudited)	305,778	$306	$6,148,229	$(14,659,660)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended March 31, 2017 and 2016
and for the Period From Inception,
September 16, 2002, to March 31, 2017
	Years Ended		Inception to
	March 31, 2017	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net Loss	$(1,219,080)	$(1,137,218)	$(14,659,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	1,139,080	1,137,218	8,221,213
Net cash used in operating activities	(80,000)	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	80,000	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	80,000	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-0	$-0	$24,295
Cash paid for income taxes	$-	$-	$-

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

Contingencies

We account for loss contingencies in accordance with ASC 450 (SFAS No. 5), “Accounting for Contingencies.” Accordingly, when management determines that it is probable that an asset has been impaired or a liability has been incurred, we accrue our best estimate of the loss if it can be reasonably estimated. Our legal costs related to litigation are expensed as incurred.

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

Loss Per Share

In accordance with ASC 280, “Earnings Per Share,” we report basic loss per common share, which excludes the effect of potentially dilutive securities, and diluted loss per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive.

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

Revenue Recognition

The Company had no sales activity during the current fiscal year ended March 31, 2017.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

Impact of Recent Accounting Pronouncements

Sector 10 does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 3 – INVENTORY

There were no sales in the year ended March 31, 2016.  The inventory reflected on the books was $0 for the fiscal year ended March 31. 2017.

Note 4 – NOTES PAYABLE

Johnson Financing

Total interest accrued as of March 31, 2016 was $51,292 of which $10,394 was accrued during the fiscal year ended March 31, 2017.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the fiscal year ended March 31, 2017 was $36,225 comprised of Dutro Company - $18,750, Vick Davis - $12,600 and William Dutro - $4,875. Total contingent reserve - interest for the period ended March 31, 2017 is $261,404 comprised of Dutro Company - $143,448, Vick Davis - $85,050 and William Dutro - $32,906.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $1,133,360 of which $302,418 is accrued during the fiscal year ended March 31, 2017.

Other Notes

Individuals – short term

An additional individual short term note of $30,000 was issued in July 2016 to pay for legal fees.  Another individual short term note of $50,000 was issued in December 2016 to pay for legal fees. Both new notes accrue interest at an annual rate of 8%.

Total interest accrued as of March 31, 2017 was $53,209 of which $10,054 was accrued during the fiscal year ended March 31, 2017.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

Total interest accrued (without discount amortization) as of March 31, 2016 was $36,902 of which $5,200 was accrued during the fiscal year ended March 31, 2017. The current period interest of $5,200 is included as part of other interest.
Summary of Interest and Notes Payable

Interest expense	March 31, 2017	March 31, 2016

Interest – Johnson	10,394	10,394
Interest – Dutro Group	36,225	36,225
Interest - Employee Group	302,418	249,838
Interest – Other Notes	15,254	12,320
Total interest expense	$364,291	$308,777

Note Payable Balance	March 31, 2017	March 31, 2016

Edward Johnson – Johnson Financing	$86,615	$86,615
Various Individuals – Other Notes	169,000	89,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	168,000	168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – short term	$803,615	$723,615
Total Note Payable – long term	-	$-

Total Notes Payable	$803,615	$723,615

Debt Maturity Schedule

As of March 31, 2017 the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2017	803,615
March 31, 2018	-
March 31, 2019	-

Total	$803,615

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties.

Note 5 – EQUITY

During the Fiscal Year ended: March  31, 2016:

No equity transactions occurred in the period ended March 31, 2016

During the Fiscal Year ended: March  31, 2017:

No equity transactions occurred in the period ended March 31, 2017

Note 6 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the fiscal year ended March 31, 2017. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business in order to continue forward as a going concern. It is expected that litigation will continue to hinder the ability to continue as a going concern through the end of the fiscal year ended March 31, 2018.

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Deferred tax assets:
NOL Carryover	$464,961	$433,761
Related Party Accruals	2,054,159	1,702,981
Accrued Expenses	951,769	858,706

Deferred tax liabilities
Depreciation	-	-

Valuation allowance	(3,470,889)	(2,995,448)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2017 and 2016 due to the following:

	March 31, 2017	March 31, 2016

Book Income	$(475,441)	$(443,515)
Depreciation	0	-
Meals & Entertainment	0	-
Stock for Services & Finance	0	-
Related Party Accruals	351,178	353,888
Accrued Expenses	93,063	206,639
Impairment Loss	0	-
Valuation Allowance	31,200	(117,012)
	$-	$-

At March 31, 2017, the Company had net operating loss carryforwards of approximately $1,192,200 that may be offset against future taxable income from the year 2016 through 2036.  No tax benefit has been reported in the March 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Financial Accounting Standards Board (“FASB”) has issued ASC 740 for Accounting for Income Taxes that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740.

The Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2017 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

Note 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

1)
Litigation involving Dutro Company, Reality Engineering, William Dutro, Vicki Davis, Lee Allen, Valley Inception, LLC, Incisive Software Corporation and Promixex Corporation continues and is expected to continue for the foreseeable future. Company Counsel is preparing for dependent depositions.  A trial date is expected to be set before the end of the fiscal year ended March 31, 2018.  Any delays could extend the trial date beyond the next fiscal year.

2)	The impact of the issues surrounding the litigation impact the Company’s ability to obtain funding needed to operate the Company according to their strategic plans.

3)	Federal and Stater authorities have and will continue to be updated on the litigation issues and proceedings

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

ITEM 9A. CONTROLS AND PROCEDURES

Critical Accounting Policies

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. The Company experienced issues in gathering all needed information to timely file the annual report for the period ended March 31, 2017.  As a result, the report was extended but filed within the time allowed under the extension.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2017 our internal control over financial reporting were effective.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Title	Director or Officer Since
Pericles DeAvila	47	Chairman of the Board and Acting President, Chief Executive Officer	May 12, 2011

Laurence A. Madison	61	Director and Acting Chief Financial Officer / Secretary / Treasurer	May 12, 2011

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2017, the end of the Company’s last completed fiscal year):

Name	Fiscal Year	Compensation
Peric DeAvila	2016	$339,000
Laurence A. Madison	2016	$321,000
Peric DeAvila	2016	$336,000
Laurence A. Madison	2016	$318,000
Peric DeAvila	2015	$306,000
Laurence A. Madison	2015	$288,000

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2016.  The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place.

There was no cash compensation to officers in the fiscal year ended March 31, 2017 and no cash compensation was paid in the year ended March 31, 2016.  Unpaid compensation was accrued in the fiscal year ended March 31, 2017 and March 31, 2016.  The amount accrued was based on the terms set forth in the employment agreements.

Bonuses and Deferred Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2017.  Under the agreement, the parties are entitled to a cash bonus and a stock bonus.

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

No current deferred compensation programs are established as of March 31, 2017.  The Company reserves the right to establish such a plan in the future.

Compensation Pursuant to Plans.

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place.

Pension Table

The Company reserves the right to establish a Company retirement plan.  No such plan exists at the March 31, 2017

Other Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2017.  Under the agreement, the following other provisions

Welfare, Benefit, Savings and Retirements

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
Termination of Employment and Change of Control Arrangement

The CEO and CFO have executed employment agreements that provide minimum base salary, bonuses and other benefits.  The agreement continues through the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place. If a change in control of the Company occurs, the provisions require immediate vesting in all unpaid benefits under the agreement.  The minimum due under such an arrangement for any change in control would be an amount equal to three times the compensation due in the last fiscal year under the agreement.  The amount shall be due and payable the day before any transaction resulting in such change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2017 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 305,778 issued and outstanding shares of the Company’s Common Stock and 351,728 shares that include issued and outstanding shares plus shares that have been accrued but not issued as of March 31, 2016 (after reflecting the impact of the reverse stock split), and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name of	Amount and Nature of Beneficial		Percentage
Class	Beneficial Owner	Ownership		of Class
OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common	Peric DeAvila	11,391	(1)	3.72%
Common	Laurence Madison	10,896	(1)	3.56%
Common	Sector 10 Holdings, Inc.	151,616	(1)	49.58%

All officers and Directors as a Group

(2) Persons (2)	22,287	7.28%
Including officer, directors and 5% shareholder	173,903	56.86%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS During the Year ended March 31, 2016:

The Company was involved in litigation during the fiscal year ended March 2017.  Any related transactions involved the representation of the Company and its management in the pending litigation.  No other related transactions occurred during the fiscal year ended March 31, 2016.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES  -

	2017	2016
Audit Fees	$-	$-
Audit and Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$-	$-

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: July 14, 2017	By	/s/ Pericles DeAvila
Pericles DeAvila, Principal Executive Officer

Date: July 14, 2017	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer