Form 10-Q
period 2018-09-30
SECTOR 10 INC
filed 2018-11-08
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

As of November 7, 2018 the issuer had 305,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2018 and 2017 and for the period from inception, September 16, 2002 to September 30, 2018	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017 and for the period from inception, September 16, 2002, to September 30, 2018.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

Part II. Other Information

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	17

Item 1. FINANCIAL STATEMENTS

The financial statements, related notes and the other information included in this report have not been reviewed by the Company's outside accountant prior to the filing of this report.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,573,999	$8,928,642
Note payable - short term	803,615	803,615
Total current liabilities	10,377,614	9,732,257
Long term liabilities:
Note payable	0	-
Total long term liabilities	0	-
Total liabilities	10,377,614	9,732,257
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	0	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(16,526,149)	(15,880,792)
Total shareholders' equity (deficit)	(10,377,614)	(9,732,257)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2018 and 2017 and
for the Period From Inception, September 16, 2002 to September 30, 2018

	Three Months Ended		Six Months Ended		Inception to
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	209,417	199,215	415,403	397,035	13,161,526
Depreciation				0	24,106
Research and development				0	226,108
Total expenses	209,417	199,215	415,403	397,035	13,411,740
Income (loss) from operations	(209,417)	(199,215)	(415,403)	(397,035)	(13,411,272)
Interest expense	(116,502)	(103,302)	(229,954)	(203,553)	(2,484,082)
Other income (expense)	0	0	0	0	(630,795)
Net income (loss) before income taxes	(325,919)	(302,517)	(645,357)	(600,588)	(16,526,149)
Provision for income taxes	0	0	0	0	0
Net income (loss) after income taxes	$(325,919)	$(302,517)	$(645,357)	$(600,588)	$(16,526,149)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(1.07)	$(0.99)	$(2.11)	$(1.96)

Net Income (Loss)	$(1.07)	$(0.99)	$(2.11)	$(1.96)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2018 and 2017 and
for the Period From Inception, September 16, 2002 to September 30, 2018

	Six Months Ended		Inception to
	September 30, 2018	September 30, 2017	September 30, 2018
Cash Flows from Operating Activities:
Net Loss	$(645,357)	$(600,588)	$(16,526,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	645,357	600,588	10,087,702
Net cash used in operating activities	-	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the three months ended September 30, 2018.  The inventory reflected on the books was $0 for the six months ended September 30, 2018.

Note 3 – NOTES PAYABLE

Johnson Financing

Total interest accrued as of September 30, 2018 was $60,883 of which $5,197 was accrued during the six month period ended September 30, 2018.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the six month period ended September 30, 2018 was $ 18,112 comprised of Dutro Company - $9,375, Vick Davis - $6,300 and William Dutro - $2,437. Total contingent reserve - interest for the period ended September 30, 2018 is $315,741 comprised of Dutro Company - $171,573, Vick Davis - $103,950 and William Dutro - $40,219.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of 1,685,862 of which $197,284 is accrued during the six month period ended September 30, 2018

Other Notes

Individuals – short term

Total interest accrued as of September 30, 2018 was $73,489 of which $6,760 was accrued during the six month period ended September 30, 2018.

Asher Enterprises, Inc.

Total interest accrued as of September 30, 2018 was $44,702 of which $2,600 was accrued during the six month period ended September 30, 2018.  The current period interest is included as part of other notes interest.

Summary of Interest and Notes Payable

Interest expense	September 30, 2018	March 31, 2018

Interest – Johnson	5,197	10,394
Interest – Dutro Group	18,113	36,225
Interest - Employee Group	197,284	355,218
Interest – Other Notes	9,360	18,720
Total interest expense	$229,954	$420,557

Note Payable Balance	September 30, 2018	March 31, 2018

Edward Johnson – Johnson Financing	$86,615	$86,615
Various Individuals – Other Notes	169,000	169,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	168,000	168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – short term	$803,615	$803,615
Total Note Payable – long term	-	$-

Total Notes Payable	$803,615	$803,615

Debt Maturity Schedule

As of September 30, 2018, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2019	$803,615
March 31, 2020	$-

Total	$803,615

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties.

Note 4 – EQUITY

During the Quarter ended: June 30, 2018:

No equity transactions occurred in the period ended June 30, 2018.

During the Quarter ended: September 30, 2018:

No equity transactions occurred in the period ended September 30, 2018.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the six month period ended September 30, 2018. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business in order to continue forward as a going concern. It is expected that litigation will continue to hinder the ability to continue as a going concern through the end of the fiscal year ended March 31, 2019 and beyond.

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

The Company's financial statements for the six month period ended September 30, 2018 and 2017 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of September 30, 2018 the Company had no accrued interest or penalties related to uncertain tax positions.

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

2)
In October, 2018, the Court in Sector 10's litigation against a number of defendants, titled Sector 10, Inc. Plaintiffs . v. Lee Allen et al., Case No. 119907606 in the Third District Court Salt Lake County, Utah, issued its oral ruling on defendants' motions for summary judgment to dismiss all of Sector 10's claims against them. In its ruling, the Court denied defendants' request to dismiss Sector 10's claims for breach of contract and tortious interference against certain defendants. The Court, however, did grant defendants' requests to dismiss Sector 10's claims for misappropriation of trade secrets. With this ruling, Sector 10 can now pursue its tortious interference and breach of contract claims in a second phase of fact discovery that Sector 10 believes will result in additional evidence further supporting its claims.  Company counsel is in process of preparing for discovery and the defendant's depositions.

3)	A trial date is expected to be set before the end of the fiscal year ended March 31, 2019. Any delays could extend the trial date into the next fiscal year.

4)	The impact of the issues surrounding the litigation impact the Company's ability to obtain funding needed to operate the Company according to their strategic plans.

5)
Federal and State authorities have and will continue to be updated on the litigation issues and proceedings.  Additional information concerning the litigations is available at www.whitecollarfacades.com.

6)
On September 25, 2018, the SEC notified the Company of the temporary suspension of trading of the securities of Sector 10 from September 26, 2018 through October 9, 2018.  Suspension occurred due to concerns of certain manipulative market activity.  Trading resumed but the Company is no longer trading on the major markets.  The Company is working to file appropriate filings to engage a broker with the efforts of reestablishing the market for the Company's stock.  This process is not complete as of this filing.

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

Results of Operations

Six Months Ended September 30, 2018 as Compared to the Six Months Ended September 30, 2017

Revenues -

The Company had no revenues for the six months ended September 30, 2018.

The Company had no revenues for the six months ended September 30, 2017.

Other Income-

The Company had no other income for the six months ended September 30, 2018.

The Company had no other income for the six months ended September 30, 2017.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2018.

The Company had no operating expenses for the six months ended September 30, 2017.

General and Administrative Expenses -

General and administrative expenses were $415,403 for the six months ended September 30, 2018 which was made up primarily of Wages - $330,000, Professional fees – Legal & Accounting fees $40,000, Accrued payroll tax - $33,000, Insurance - $7,453, Filing fees – $2,940, State fees – $1,810 and other expense - $200.

General and administrative expenses were $397,035 for the six months ended September 30, 2017 which was made up primarily of Wages - $330,000, Professional fees – Legal & Accounting fees $25,000, Accrued payroll tax - $33,000, Insurance - $4,500, Filing fees – $2,940, State fees – $1,395 and other expense - $200.

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2018 was $0.

Depreciation expense for the six months ended September 30, 2017 was $0.

Interest Expense –

Interest expense for the six month period ended September 30, 2018 was $229,954.

Interest expense for the six month period ended September 30, 2017 was $203,553.

Three Months Ended September 30, 2018 as Compared to the Three Months Ended September 30, 2017

Revenues -

The Company had no revenues for the three months ended September 30, 2018.

The Company had no revenues for the three months ended September 30, 2017.

Other Income-

The Company had no other income for the three months ended September 30, 2018.

The company had no other income for the three months ended September 30, 2017.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2018.

The Company had no operating expenses for the three months ended September 30, 2017.

General and Administrative Expenses -

General and administrative expenses were $209,417 for the three months ended September 30, 2018 which was made up primarily of Wages - $165,000, Professional fees – Legal & Accounting fees $20,000, Accrued Payroll Taxes - $16,500, Insurance - $4,937, Filing Fees - $1,470, State fees – 1,410 and other expenses - $100.

General and administrative expenses were $199,215 for the three months ended September 30, 2017 which was made up primarily of Wages - $165,000, Professional fees – Legal & Accounting fees $12,500, Accrued Payroll Taxes - $16,500, Insurance - $2,250, Filing Fees - $1,470, State fees – 1,395 and other expenses - $100.

Depreciation Expense –

Depreciation expense for the three months ended September 30, 2018 was $0.

Depreciation expense for the three months ended September 30, 2017 was $0.

Interest Expense –

Interest expense for the three month period ended September 30, 2018 was $116,502.

Interest expense for the three month period ended September 30, 2017 was $103,302.

Liquidity and Capital Resources-
`
As of September 30, 2018, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company's working capital requirements for the balance of the fiscal year ending March 31, 2019 or for any future period.

Total Assets -

The Company had no assets as of September 30, 2018.

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

Total Liabilities -

Current liabilities as of September 30, 2018 were $10,377,613. The balance was composed of accounts payable and accrued liabilities of $9,573,998 and note payable to outside investors of $803,615.

Long term liabilities as of September 30, 2018 were $0.

Total liabilities as of September 30, 2018 were $10,377,613.

Cash flows -

	Six Months Ended	Six Months Ended
	September 30,	September 30,
Sources and Uses of Cash	2018	2017
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended September 30, 2017 and 2016
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the six months ended September 30, 2018 was $0. Operating activities were affected by net loss – ($645,357) and change in accounts payable and accrued liabilities - $645,357.

Cash used in operations for the six months ended September 30, 2017 was $0. Operating activities were affected by net loss – ($600,588) and change in accounts payable and accrued liabilities - $600,588.

Investing Activities –

Cash used from investing activities for the six months ended for September 30, 2018was $0.

Cash used from investing activities for the six months ended for September 30, 2017 was $0.

Financing Activities –

Cash provided from financing activities for the six months ended September 30, 2018 was $0.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company's principal executive officer and principal financial officer concluded that as of September 30, 2018, the Company's disclosure controls and procedures were effective.

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

In October, 2018, the Court in Sector 10's litigation against a number of defendants, titled Sector 10, Inc. Plaintiffs . v. Lee Allen et al., Case No. 119907606 in the Third District Court Salt Lake County, Utah, issued its oral ruling on defendants' motions for summary judgment to dismiss all of Sector 10's claims against them. In its ruling, the Court denied defendants' request to dismiss Sector 10's claims for breach of contract and tortious interference against certain defendants. The Court, however, did grant defendants' requests to dismiss Sector 10's claims for misappropriation of trade secrets. With this ruling, Sector 10 can now pursue its tortious interference and breach of contract claims in a second phase of fact discovery that Sector 10 believes will result in additional evidence further supporting its claims.  Company counsel is in process of preparing for discovery and the defendant's depositions.

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

Sector 10, Inc.

November 8, 2018	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

November 8, 2018	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer