Form 10-Q
period 2019-09-30
SECTOR 10 INC
filed 2019-11-13
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

As of November 11, 2019 the issuer had 305,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes □ No ⌧

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2019 and 2018 and for the period from inception, September 16, 2002 to September 30, 2019	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018 and for the period from inception, September 16, 2002, to September 30, 2019.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	13

Part II. Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

Item 1. FINANCIAL STATEMENTS

The financial statements, related notes and the other information included in this report have not been reviewed by the Company’s outside accountant prior to the filing of this report.

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$10,893,172	$10,234,025
Note payable - short term	803,615	803,615
Total current liabilities	11,696,787	11,037,640
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	11,696,787	11,037,640
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(17,845,322)	(17,186,175)
Total shareholders' equity (deficit)	(11,696,787)	(11,037,640)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.
 (A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2019 and 2018 and
for the Period From Inception, September 16, 2002 to September 30, 2019

	Three Months Ended		Six Months Ended		Inception to
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	194,876	209,417	402,794	415,403	13,980,942
Depreciation					24,106
Research and development					226,108
Total expenses	194,876	209,417	402,794	415,403	14,231,156
Income (loss) from operations	(194,876)	(209,417)	(402,794)	(415,403)	(14,230,688)
Interest expense	(129,702)	(116,502)	(256,353)	(229,954)	(2,983,839)
Other income (expense)	0	0	0	0	(630,795)
Net income (loss) before income taxes	(324,578)	(325,919)	(659,147)	(645,357)	(17,845,322)
Provision for income taxes	0	0	0	0	0
Net income (loss) after income taxes	$(324,578)	$(325,919)	$(659,147)	$(645,357)	$(17,845,322)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(1.06)	$(1.07)	$(2.16)	$(2.11)

Net Income (Loss)	$(1.06)	$(1.07)	$(2.16)	$(2.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2019 and 2018 and
for the Period From Inception, September 16, 2002 to September 30, 2019

	Six Months Ended		Inception to
	September 30, 2019	September 30, 2018	September 30, 2019
Cash Flows from Operating Activities:
Net Loss	$(659,147)	$(645,357)	$(17,845,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	659,147	645,357	11,406,875
Net cash used in operating activities	-	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the three months ended September 30, 2019.  The inventory reflected on the books was $0 for the six months ended September 30, 2019.

Note 3 – NOTES PAYABLE

Johnson Financing

Total interest accrued as of September 30, 2019 was $59,277 of which $5,197 was accrued during the six month period ended September 30, 2019.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the six month period ended September 30, 2019 was $ 18,112 comprised of Dutro Company - $9,375, Vick Davis - $6,300 and William Dutro - $2,437. Total contingent reserve - interest for the period ended September 30, 2019 is $351,966 comprised of Dutro Company - $190,323, Vick Davis - $116,550 and William Dutro - $45,094.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of 2,120,280 of which $223,684 is accrued during the six month period ended September 30, 2019

Other Notes

Individuals – short term

Total interest accrued as of September 30, 2019 was $87,010 of which $6,760 was accrued during the six month period ended September 30, 2019.

Asher Enterprises, Inc.

Total interest accrued as of September 30, 2019 was $49,902 of which $2,600 was accrued during the six month period ended September 30, 2019.  The current period interest is included as part of other notes interest.

Summary of Interest and Notes Payable

Interest expense	September 30, 2019	March 31, 2019

Interest – Johnson	5,197	10,394
Interest – Dutro Group	18,112	36,225
Interest - Employee Group	223,684	355,218
Interest – Other Notes	9,360	18,720
Total interest expense	$256,353	$420,557

Note Payable Balance	September 30, 2019	March 31, 2019

Edward Johnson – Johnson Financing	$86,615	$86,615
Various Individuals – Other Notes	169,000	169,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	168,000	168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – short term	$803,615	$803,615
Total Note Payable – long term	-	$-

Total Notes Payable	$803,615	$803,615

Debt Maturity Schedule

As of September 30, 2019, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2020	$803,615
March 31, 2021	$-

Total	$803,615

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties.

Note 4 – EQUITY

During the Quarter ended: June 30, 2019:

No equity transactions occurred in the period ended June 30, 2019.

During the Quarter ended: September 30, 2019:

No equity transactions occurred in the period ended September 30, 2019.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the six month period ended September 30, 2019. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business in order to continue forward as a going concern. It is expected that litigation will continue to hinder the ability to continue as a going concern through the end of the fiscal year ended March 31, 2020 and beyond.

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

The Company’s financial statements for the six month period ended September 30, 2019 and 2018 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of September 30, 2019 the Company had no accrued interest or penalties related to uncertain tax positions.

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

1)
Litigation involving Dutro Company, Reality Engineering, William Dutro, Vicki Davis, Lee Allen, Valley Inception, LLC, Incisive Software Corporation and Promixex Corporation continues and is expected to continue for the foreseeable future. On September 3, 2019, the 3rd District Court in Salt Lake allowed Sector 10’s Counsel (Pia Anderson Moss Hoyt) to withdraw from the case and provided the Company until September 17, 2019 to retain new Counsel by 9/17/2019.  On September 17, 2019, the Company formally engaged Dodd & Kuendig of Park City UT as new Counsel in the case.   In October 2019, the Court, set a trial in this matter.   A jury trial is scheduled for 5 days from May 11, 2020 through May 15, 2020.  The Court also ordered to mediate by February 7, 2020.  The Company’s new Counsel is reviewing various pre-trial legal options and preparing for trial.

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

Results of Operations

Six Months Ended September 30, 2019 as Compared to the Six Months Ended September 30, 2018

Revenues -

The Company had no revenues for the six months ended September 30, 2019.

The Company had no revenues for the six months ended September 30, 2018.

Other Income-

The Company had no other income for the six months ended September 30, 2019.

The Company had no other income for the six months ended September 30, 2018.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2019.

The Company had no operating expenses for the six months ended September 30, 2018.

General and Administrative Expenses -

General and administrative expenses were $402,794 for the six months ended September 30, 2019 which was made up primarily of Wages - $330,000,  Accrued payroll tax - $33,000, Professional fees – Legal & Accounting fees $26,285,  Insurance - $11,162,  State fees – $2,147 and other expense - $200.

General and administrative expenses were $415,403 for the six months ended September 30, 2018 which was made up primarily of Wages - $330,000, Professional fees – Legal & Accounting fees $40,000, Accrued payroll tax - $33,000, Insurance - $7,453, Filing fees – $2,940, State fees – $1,810 and other expense - $200.

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2019 was $0.

Depreciation expense for the six months ended September 30, 2018 was $0.

Interest Expense –

Interest expense for the six month period ended September 30, 2019 was $256,353.

Interest expense for the six month period ended September 30, 2018 was $229,954.

Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018

Revenues -

The Company had no revenues for the three months ended September 30, 2019.

The Company had no revenues for the three months ended September 30, 2018.

Other Income-

The Company had no other income for the three months ended September 30, 2019.

The company had no other income for the three months ended September 30, 2018.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2019.

The Company had no operating expenses for the three months ended September 30, 2018.

General and Administrative Expenses -

General and administrative expenses were $194,876 for the three months ended September 30, 2019 which was made up primarily of Wages - $165,000, Accrued Payroll Taxes - $16,500, Professional fees – Legal & Accounting fees $6,285,  Insurance - $5,581, State fees – 1,410 and other expenses - $100.

General and administrative expenses were $209,417 for the three months ended September 30, 2018 which was made up primarily of Wages - $165,000, Professional fees – Legal & Accounting fees $20,000, Accrued Payroll Taxes - $16,500, Insurance - $4,937, Filing Fees - $1,470, State fees – 1,410 and other expenses - $100.

Depreciation Expense –

Depreciation expense for the three months ended September 30, 2019 was $0.

Depreciation expense for the three months ended September 30, 2018 was $0.

Interest Expense –

Interest expense for the three month period ended September 30, 2019 was $129,702.

Interest expense for the three month period ended September 30, 2018 was $116,502.

Liquidity and Capital Resources
`
As of September 30, 2019, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2020 or for any future period.

Total Assets -

The Company had no assets as of September 30, 2019.

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

Total Liabilities -

Current liabilities as of September 30, 2019 were $11,696,787. The balance was composed of accounts payable and accrued liabilities of $10,893,172 and note payable to outside investors of $803,615.

Long term liabilities as of September 30, 2019 were $0.

Total liabilities as of September 30, 2019 were $11,696,787.

Cash flows -

	Six Months Ended	Six Months Ended
	September 30,	September 30,
Sources and Uses of Cash	2019	2018
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended September 30, 2019 and 2018
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the six months ended September 30, 2019 was $0. Operating activities were affected by net loss – ($659,147) and change in accounts payable and accrued liabilities - $659,147.

Cash used in operations for the six months ended September 30, 2018 was $0. Operating activities were affected by net loss – ($645,357) and change in accounts payable and accrued liabilities - $645,357.

Investing Activities –

Cash used from investing activities for the six months ended for September 30, 2019 was $0.

Cash used from investing activities for the six months ended for September 30, 2018 was $0.

Financing Activities –

Cash provided from financing activities for the six months ended September 30, 2019 was $0.

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

Item 4.  Controls and Procedures

(a)
Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2019, the Company’s disclosure controls and procedures were effective.

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

On September 3, 2019, the 3rd District Court in Salt Lake allowed Sector 10’s Counsel (Pia Anderson Moss Hoyt) to withdraw from the case and provided the Company until September 17, 2019 to retain new Counsel by 9/17/2019.  On September 17, 2019, the Company formally engaged Dodd & Kuendig of Park City UT as new Counsel in the case.

In October 2019, the Court, set a trial in this matter.   A jury trial is scheduled for 5 days from May 11, 2020 through May 15, 2020.  The Court also ordered to mediate by February 7, 2020.

The Company’s new Counsel is reviewing various pre-trial legal options and preparing for trial.

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

Sector 10, Inc.

November 13, 2019	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

November 13, 2019	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer