Form 10-K
period 2020-03-31
SECTOR 10 INC
filed 2020-05-28
CIK 925661

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2020

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

As of May 26, 2020, the Registrant had 305,778 shares of Common Stock issued and outstanding with an average market value of $10.00 per share for a total market value of $3,057,780.

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

Employees

As of March 31, 2020, the Company has 2 employees and no current payroll.  A total of 2 persons (Acting CEO and Acting CFO) work part time for the company and also work with the majority shareholder Sector 10 Holdings, Inc.  Beginning in May, 2009, the CEO and CFO compensation was accrued on the Company books.  No cash compensation was paid during the fiscal year.

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

The litigation has been ongoing for multiple years and is expected to continue at least into the fiscal year ended March 31, 2021 and possibly beyond.

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

Due to the impact of the Coronavirus shutdown, the May 2020 Sector 10 trial date was postponed and rescheduled for 5 days between November 6, 2020 through November 13, 2020. A jury trial was requested.  The Court held a telephonic hearing on May 13, 2020 on a motion to strike the jury demand.  The Court ruled that all claims and counterclaims between Sector 10 and Dutro Company will be heard by the judge in a bench trial and not by a jury.  All claims between Sector 10 and Lee Allen/Reality Engineering will be heard by a jury.

Based on the Court’s ruling, the Company’s Counsel is reviewing whether to seek one trial or two trials. A position paper must be submitted counsel by June 1, 2020 to determine whether to seek one trial or two trials.  The Company’s Counsel is reviewing various pre-trial legal options and preparing for trial scheduled to begin in November 2020.

Federal and State authorities have and will continue to be updated on the litigation issues and proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2020

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The pending litigation has impacted the Company operations which has caused delays in filing various reports.  Due to the late filing, the Company Common Stock trading has been moved from the Over the Counter Bulletin Board under the symbol SECI.OB to trading on the Pink Sheets under the symbol SECI.PK. Prior to May 19, 2009, the stock traded under the symbol “SECT.OB.” The Company’s stock began trading subsequent to its year end of March 31, 2010. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of May 26, 2020, the Company had approximately 206 shareholders of record.

The following chart sets out the Volume, Open, High, Low and Close Price for the stock for the month end period from March 29, 2019 until March 31, 2020.  The dates represent the last trading date for the respective month:

Date	Volume	Open	High	Low	Close
3/31/2020	-	11.50	11.50	11.50	11.50
2/28/2020	305.00	15.00	15.00	10.25	15.00
1/31/2020	217.00	24.00	25.00	24.00	25.00
12/31/2019	-	20.00	20.00	20.00	20.00
11/29/2019	-	22.00	22.00	22.00	22.00
10/31/2019	-	28.00	28.00	28.00	28.00
9/30/2019	612.00	7.00	7.00	7.00	7.00
8/30/2019	-	6.00	6.00	6.00	6.00
7/31/2019	-	6.00	6.00	6.00	6.00
6/28/2019	-	4.00	4.00	4.00	4.00
5/31/2019	-	4.99	4.99	4.99	4.99
4/30/2019	-	2.00	2.00	2.00	2.00
3/29/2019	-	5.00	5.00	5.00	5.00

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

Results of Operations for the year ended March 31, 2020 as compared to the year ended March 31, 2019.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2020.

The Company had no revenues for the fiscal year ended March 31, 2019.

Other Income-

The Company had no other income for the fiscal year ended March 31, 2020.

The Company had no other income for the fiscal year ended March 31, 2019.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2020.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2019.

General and Administrative Expenses -

General and administrative expenses were $832,106 for the fiscal year ended March 31, 2020.  These expenses are made up of wages - $660,000, payroll taxes – $66,000, professional fees – $57,474, litigation expenses/travel - $25,714, insurance expenses - $19,871, transfer fees & franchise fees – $3,047.

General and administrative expenses were $832,025 for the fiscal year ended March 31, 2019.  These expenses are made up of wages - $660,000, payroll taxes – $66,000, professional fees – $80,000, insurance expenses - $17,935, registration/filing fees - $5,880, transfer fees & franchise fees – $2,210.

Depreciation Expense –

Depreciation expense was $0 for the fiscal year ended March 31, 2020.

Depreciation expense was $0 for the fiscal year ended March 31, 2019.

Interest expense

The Company had interest expense of $526,157 for the year ended March 31, 2020.

The Company had interest expense of $473,358 for the year ended March 31, 2019.

Other expense

The Company had no other expense for the year ended March 31, 2020.

The Company had no other expense for the year ended March 31, 2019.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $0 with a deficit in working capital of $12,395,903 as of March 31, 2020 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $0 assets for the year ended March 31, 2020.

Working capital -

As of this filing date, the Company is in the midst of litigation and in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products.  The restructuring will not be complete until the litigation has been completed.  Potential funding for operations is not expected until sometime in the fiscal year ended March 31, 2021 or beyond.

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

Liabilities -

Current liabilities as of March 31, 2020 were $12,395,903. The balance was composed of accounts payable and accrued liabilities of $11,592,288 and note payable to outside investors of $803,615.

Current liabilities as of March 31, 2019 were $11,037,640. The balance was composed of accounts payable and accrued liabilities of $10,234,025 and note payable to outside investors of $803,615.

Long term liabilities as of March 31, 2020 were $0.

Long term liabilities as of March 31, 2019 were $0.

Total liabilities as of March 31, 2020 were $12,395,903.

Cash flows –

	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2020	2019
Net cash provided by / (used in)
Operating activities	$0	$0
Investing activities	0	0
Financing activities	0	0

Increase/(decrease) in cash and cash equivalents	$0	$0

Years ended March 31, 2020 and 2019
Cash and cash equivalents	$0	$0

Operating Activities -

Cash used in operations for the year ended March 31, 2020 was $0.  This included a loss from operation of ($1,385,263) and a net change in accounts payable and accrued liabilities of $1,385,263.

Cash used in operations for the year ended March 31, 2019 was $0.  This included a loss from operation of ($1,305,383) and a net change in accounts payable and accrued liabilities of $1,305,383.

Investing Activities -

There was no cash used in Investing Activities for the year ended March 31, 2020.

There was no cash used in Investing Activities for the year ended March 31, 2019.

Financing Activities -

There was no of cash provided in financing activities for the year ended March 31, 2020.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2020.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

The market price of our common stock, like that of the securities of other early-stage companies, is highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

•intentional manipulation of our stock price by existing or future stockholders;

•short selling of our common stock or related derivative securities;

•a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;

•the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;

•the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;

•developments in the businesses of companies that purchase our products; and

•economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

•Our business may be affected by increased compensation and benefits costs.

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

Shares of our common stock may be deemed to be “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that:

•Is priced under five dollars;

•Is not traded on a national stock exchange, the Nasdaq Global Market or the Nasdaq Capital Market;

•Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

•Is issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

•Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

•Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker-dealer’s disciplinary history and the customer’s rights and remedies in case of fraud or abuse in the sale.

•In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

Obid and offer price quotes and volume information;

Othe broker-dealer’s compensation for the trade;

Othe compensation received by certain salespersons for the trade;

Omonthly accounts statements; and

Oa written statement of the customer’s financial situation and investment goals.

ITEM 8. FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS, RELATED NOTES AND THE OTHER INFORMATION INCLUDED IN THIS REPORT HAVE NOT BEEN REVIEWED BY THE COMPANY’S OUTSIDE ACCOUNTANT PRIOR TO THE FILING OF THIS REPORT.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

For the Years Ended March 31, 2020 and 2019

	March 31, 2020	March 31, 2019
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-
Fixed assets cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Other assets - Network acquisition/development costs	-	-
Total assets	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$11,592,288	$10,234,025
Note payable - short term	803,615	803,615
Total current liabilities	12,395,903	11,037,640
Long term liabilities:
Note payable	0	-
Total long term liabilities	0	-
Total liabilities	12,395,903	11,037,640
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	0	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(18,544,438)	(17,186,175)
Total shareholders' equity (deficit)	(12,395,903)	(11,037,640)
Total liabilities and shareholders' equity (deficit)	$0	0

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2020 and 2019 and for the Period From Inception,

September 16, 2002 to March 31, 2020

	Years Ended		Inception to
	March 31, 2020	March 31, 2019	March 31, 2020
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	832,106	832,025	14,410,254
Depreciation		-	24,106
Research and development		-	226,108
Total expenses	832,106	832,025	14,660,468
Income (loss) from operations	(832,106)	(832,025)	(14,660,000)
Interest expense	(526,157)	(473,358)	(3,253,643)
Other income (expense)	0	-	(630,795)
Net income (loss) before income taxes	(1,358,263)	(1,305,383)	(18,544,438)
Provision for income taxes	0	-	0
Net income (loss) after income taxes	$(1,358,263)	$(1,305,383)	$(18,544,438)

Weighted Average Shares Outstanding - basic and diluted	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(4.44)	$(4.27)

Net Income (Loss)	$(4.44)	$(4.27)

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the period from September 16, 2002 (inception) through March 31, 2020

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Balance at Inception, September, 16, 2002	-	$-	$-	$-
Issued Shares	10,000	10	(1,414)	-
Net loss for the period 12/31/2002	-	-	-	(3,586)
Net loss for the period 1/1/2003 to 3/31/2007	-	-	-	-
Recapitalization	5,464	6	(703,166)	-
Net loss for the period 3/31/2008	-	-	-	(123,946)
Issued Shares 3/31/2009	20,256	20	1,702,738	-
Gain on extinguishment of debt	-	-	10,850	-
Net loss for the period 3/31/2009	-	-	-	(532,775)
Issued Shares 3/31/2010	65,099	65	3,265,424	-
Net loss for the period 3/31/2010	-	-	-	(4,587,632)
Balance at March 31, 2010 (audited)	100,819	101	4,274,432	(5,247,939)
Issued Shares (unaudited)	243,443	243	1,199,745	-
Adjustment to value of stock options at 3/31/ 2011 (unaudited)	-	-	116,455	-
Discount on Convertible notes (unaudited)	-	-	206,324	-
Net loss for the period 3/31/2011 (unaudited)	-	-	-	(2,572,447)
Issued Shares (unaudited)	(23,315)	(23)	76,988	-
Adjust for 500-to 1 reverse split (unaudited)	(15,169)	(15)	152,451	-
Adjustment to value of stock options at 3/31/2012 (unaudited)	-	-	97,048	-
Net loss for the period 3/31/2012 (unaudited)	-	-	-	(1,447,492)
Adjustment to value of stock options at 3/31/2013 (unaudited)	-	-	24,786	-
Net loss for the period 3/31/2013 (unaudited)	-	-	-	(963,191)
Net loss for the period 3/31/2014 (unaudited)	-	-	-	(997,806)
Net loss for the period 3/31/2015 (unaudited)	-	-	-	(1,074,487)
Net loss for the period 3/31/2016 (unaudited)	-	-	-	(1,137,218)
Net loss for the period 3/31/2017 (unaudited)	-	-	-	(1,219,080)
Net loss for the period 3/31/2018 (unaudited)	-	-	-	(1,221,132)
Net loss for the period 3/31/2019 (unaudited)	-	-	-	(1,305,383)
Balance at March 31, 2019 (unaudited)	305,778	$306	$6,148,229	$(17,186,175)
Net loss for the period 3/31/2020 (unaudited)	-	-	-	(1,358,263)
Balance at March 31, 2020 (unaudited)	305,778	$306	$6,148,229	$(18,544,438)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended March 31, 2020 and 2019

and for the Period From Inception,

September 16, 2002, to March 31, 2020

	Years Ended			Inception to
	March 31, 2020	March 31, 2019		March 31, 2020
Cash Flows from Operating Activities:
Net Loss	$(1,358,263)	$(1,305,383)		$(18,544,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-		5,114,493
Depreciation	-	-		24,106
Net discount on convertible debt	-	-		206,324
Loss due to Impairment / Gain on restructuring	-	-		630,795
Changes in:
Inventory and other current assets	-	-		(4,869)
Accounts payable and accrued liabilities	1,358,263	1,305,383		12,105,991
Net cash used in operating activities	-	-		(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-		(189,541)
Net cash used in investing activities	-	-		(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-		737,500
Net Proceeds (payments) from shareholder / officers	-	-	-	(113,947)
Proceeds from issuance of common stock	-	-		33,586
Net cash provided by financing activities	-	-		657,139

Net increase (decrease) in cash	-	-		-
Beginning of period - continuing operations	-	-		-
End of period - continuing operations	$-	$-		$-

Cash paid for interest	$-	$-		$24,295
Cash paid for income taxes	$-	$-		$-

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company has no sales and no receivables outstanding for the fiscal year ended March 31, 2020.

Inventory

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.    Due to pending litigation, there was no sales activity and no inventory on hand at the fiscal year ended March 31, 2020. Due to the impact of the extended litigation, the inventory has been recorded at no value as of March 31, 2020. Therefore, for the fiscal year ended March 31, 2020, all inventory and the related reserve was $0.

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

Notes Payable

The Company received funding from outside investors.  The Company is currently in litigation and any additional funding (if any) will be used for legal fees.  No additional operational funding is expected until at least during the fiscal year ended March 31, 2021.

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

Revenue Recognition

The Company had no sales activity during the current fiscal year ended March 31, 2020.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

Impact of Recent Accounting Pronouncements

Sector 10 does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 3 – INVENTORY

There were no sales in the year ended March 31, 2020.  The inventory reflected on the books was $0 for the fiscal year ended March 31. 2020.

Note 4 – NOTES PAYABLE

Johnson Financing

Total interest accrued as of March 31, 2020 was $96,473 of which $10,394 was accrued during the fiscal year ended March 31, 2020.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the fiscal year ended March 31, 2020 was $36,225 comprised of Dutro Company - $18,750, Vick Davis - $12,600 and William Dutro - $4,875. Total contingent reserve - interest for the period ended March 31, 2020 is $370,079 comprised of Dutro Company - $199,698, Vick Davis - $122,850 and William Dutro - $47,531.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $2,357,414 of which $460,818 is accrued during the fiscal year ended March 31, 2020.

Other Notes

Individuals – short term

Total interest accrued as of March 31, 2020 was $80,250 of which $13,520 was accrued during the fiscal year ended March 31, 2020.  The current period interest is included as part of other notes interest.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

Total interest accrued (without discount amortization) as of March 31, 2020 was $47,302 of which $5,200 was accrued during the fiscal year ended March 31, 2020. The current period interest is included as part of other notes interest.

Summary of Interest and Notes Payable

Interest expense	March 31, 2020	March 31, 2019

Interest – Johnson	10,394	10,394
Interest – Dutro Group	36,225	36,225
Interest - Employee Group	460,818	408,019
Interest – Other Notes	18,720	18,720
Total interest expense	$526,157	$473,358

Note Payable Balance	March 31, 2020	March 31, 2019

Edward Johnson – Johnson Financing	$86,615	$86,615
Various Individuals – Other Notes	169,000	169,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	168,000	168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – short term	$803,615	$803,615
Total Note Payable – long term	-	$-

Total Notes Payable	$803,615	$803,615

Debt Maturity Schedule

As of March 31, 2020 the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2020	803,615
March 31, 2021	-
March 31, 2022	-

Total	$803,615

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties.

Note 5 – EQUITY

During the Fiscal Year ended: March  31, 2019:

No equity transactions occurred in the period ended March 31, 2019

During the Fiscal Year ended: March  31, 2020:

No equity transactions occurred in the period ended March 31, 2020

Note 6 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the fiscal year ended March 31, 2020. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the midst of the Dutro litigation and other litigation.  The litigation has hindered the operation of the Company and have set back the ability to raise capital and develop ongoing business in order to continue forward as a going concern. It is expected that litigation will continue to hinder the ability to continue as a going concern through the end of the fiscal year ended March 31, 2021.

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Deferred tax assets:
NOL Carryover	$433,762	$433,761
Related Party Accruals	3,341,471	2,878,532
Accrued Expenses	1,179,521	1,112,738

Deferred tax liabilities
Depreciation	-	-

Valuation allowance	(4,954,754)	(4,425,031)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2020 and 2019 due to the following:

	March 31, 2020	March 31, 2019

Book Income	$(529,723)	$(509,099)
Depreciation	-	-
Meals & Entertainment	-	-
Stock for Services & Finance	0 -	-
Related Party Accruals	462,940	424,228
Accrued Expenses	66,783	84,872
Impairment Loss	-	-
Valuation Allowance	-	(1)
	$-	$-

At March 31, 2020, the Company had net operating loss carryforwards of approximately $1,792,392 that may be offset against future taxable income from the year 2020 through 2039.  No tax benefit has been reported in the March 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2020 the Company had no accrued interest or penalties related to uncertain tax positions.

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

1)Due to the impact of the Coronavirus shutdown, the May 2020 Sector 10 trial date was postponed and rescheduled for 5 days between November 6, 2020 through November 13, 2020.  A jury trial was requested.  The Court held a telephonic hearing on May 13, 2020 on a motion to strike the jury demand.  The Court ruled that all claims and counterclaims between Sector 10 and Dutro Company will be heard by the judge in a bench trial and not by a jury.  All claims, however, between Sector 10 and Lee Allen/Reality Engineering will be heard by a jury.

2)Based on the Court’s ruling, the Company’s Counsel is reviewing whether to seek one trial or two trials. A position paper must be submitted counsel by June 1, 2020 to determine whether to seek one trial or two trials.  The Company’s Counsel is reviewing various pre-trial legal options and preparing for trial scheduled to begin in November 2020.

3)The impact of the issues surrounding the litigation impact the Company’s ability to obtain funding needed to operate the Company according to their strategic plans.

4)Federal and State authorities have and will continue to be updated on the litigation issues and proceedings

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

(a)Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. The Company experienced issues in gathering all needed information to timely file the annual report for the period ended March 31, 2020.  As a result, the report was extended but filed within the time allowed under the extension.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2020 our internal control over financial reporting were effective.

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

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of March 31, 2020, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Title	Director or Officer Since
Pericles DeAvila	50	Chairman of the Board and Acting President, Chief Executive	May 12, 2011
		Officer
Laurence A. Madison	64	Director and Acting Chief Financial Officer / Secretary / Treasurer	May 12, 2011

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

Laurence A. Madison, Director and Acting CFO, Secretary and Treasurer

Mr. Madison has more than 35 years of experience in public accounting, tax and financial consulting. He has experience as the Chief Financial Officer in both public and private companies.  Madison brings Sector 10 experience and expertise in Sarbanes-Oxley compliance and corporate governance.  Prior to joining Sector 10, Mr. Madison worked with a large national internal audit consulting firm where he was responsible for reviewing financial processes and controls for large multi-national public companies to ensure compliance under Sarbanes- Oxley.  Mr. Madison worked for over 10 years in “Big Four” accounting firms and for 25 years running his own financial consulting firm where he specialized in providing Chief Financial Officer, tax and financial consulting services to private companies and assisted in raising capital for growth companies.  Mr. Madison is licensed in

Illinois as a Certified Public Accountant and a member of the AICPA and Illinois CPA Society.  He has a Bachelors of Accounting from Purdue University and a Master’s of Science in Taxation from DePaul University.

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

(2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor defenses);

(3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)acting as a future commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii)engaging in any activity in connection with the purchased or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6)was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Name	Fiscal Year	Compensation
Peric DeAvila	2020	$339,000
Laurence A. Madison	2020	$321,000
Peric DeAvila	2019	$339,000
Laurence A. Madison	2019	$321,000
Peric DeAvila	2018	$339,000
Laurence A. Madison	2018	$321,000

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2016.  The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place.  As of the year ended March 31, 2020, the agreement continues on the “at will” status.

There was no cash compensation to officers in the fiscal year ended March 31, 2020 and no cash compensation was paid in the year ended March 31, 2019.  Unpaid compensation was accrued in the fiscal year ended March 31, 2020 and March 31, 2019.  The amount accrued was based on the terms set forth in the employment agreements.

Bonuses and Deferred Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2020.  Under the agreement, the parties are entitled to a cash bonus and a stock bonus.

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

No current deferred compensation programs are established as of March 31, 2020.  The Company reserves the right to establish such a plan in the future.

Compensation Pursuant to Plans.

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place.  As of the year ended March 31, 2020 the agreement continues on the “at will” status.

Pension Table

The Company reserves the right to establish a Company retirement plan.  No such plan exists at the March 31, 2020

Other Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2020.  Under the agreement, the following other provisions

Welfare, Benefit, Savings and Retirements

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

Compensation of Directors.

The Company compensates all Directors with the issuance of Company common shares.  A total of 50,000 shares are issued for a year of service as a director.   As the Company develops and/or new directors are added, the Board may revise the compensation for directors.  No shares will be issued until the Dutro litigation is concluded at which time cumulative share will be issued as required.

Termination of Employment and Change of Control Arrangement

The CEO and CFO have executed employment agreements that provide minimum base salary, bonuses and other benefits.  The agreement continues through the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place. As of the year ended March 31, 2020, the agreement continues on the “at will” status. If a change in control of the Company occurs, the provisions require immediate vesting in all unpaid benefits under the agreement.  The minimum due under such an arrangement for any change in control would be an amount equal to three times the compensation due in the last fiscal year under the agreement. The amount shall be due and payable the day before any transaction resulting in such change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2020 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 305,778 issued and outstanding shares of the Company’s Common Stock and 351,728 shares that include issued and outstanding shares plus shares that have been accrued but not issued as of March 31, 2020 (after reflecting the impact of the reverse stock split), and the name and shareholdings of each director and of all officers and directors as a group.

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

(1)Anti-dilution agreements were entered into with Sector 10 Holdings, Inc. in November 2009 and officers Peric DeAvila and Laurence Madison in February 2010.  The above percentages do not reflect all shares that the anti-dilution provisions provide the shareholders that have been accrued but not issued as of March 31, 2020.  Therefore the percentages would be increased by approximately 5% total if such dilution shares were issued.

(2)The shares described above have been adjusted to reflect the impact of the 500-1 reverse stock split effective on February 14, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS During the Year ended March 31, 2020:

The Company was involved in litigation during the fiscal year ended March 2020.  Any related transactions involved the representation of the Company and its management in the pending litigation.  No other related transactions occurred during the fiscal year ended March 31, 2020.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES  -

	2020	2019
Audit Fees	$-	$-
Audit and Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$-	$-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc.

Date: May 27, 2020	By:	/s/ Pericles DeAvila

Pericles DeAvila,
Principal Executive Officer

Date: May 27,2020	By:	/s/ Laurence A. Madison

Laurence A. Madison,
Chief Financial Officer