Form 10-Q
period 2020-09-30
SECTOR 10, Inc.
filed 2020-11-04
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

10900 NE 4th Street, Suite 2300

Bellevue, WA  98004

(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code (425) 331-9620

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

Yes ☐ No ☒

As of September 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the common stock, was $3,297,816.

As of October 30, 2020 the issuer had 305,778 shares of common stock outstanding.

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and March 31, 2020	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2020 and 2019 and for the period from inception, September 16, 2002 to September 30, 2020	4

	Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019 and for the period from inception, September 16, 2002, to September 30, 2020.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	13

Part II. Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Signatures	15

Item 1. FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS, RELATED NOTES AND THE OTHER INFORMATION INCLUDED IN THIS REPORT HAVE NOT BEEN REVIEWED BY THE COMPANY’S OUTSIDE ACCOUNTANT PRIOR TO THE FILING OF THIS REPORT.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$11,662,634	$11,592,288
Note payable - short term	803,615	803,615
Total current liabilities	12,466,249	12,395,903
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	12,466,249	12,395,903
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(18,614,784)	(18,544,438)
Total shareholders' equity (deficit)	(12,466,249)	(12,395,903)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2020 and 2019 and

for the Period From Inception, September 16, 2002 to September 30, 2020

	Three Months Ended		Six Months Ended		Inception to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	(171,951)	194,876	37,677	402,794	14,447,931
Depreciation					24,106
Research and development					226,108
Total expenses	(171,951)	194,876	37,677	402,794	14,698,145
Income (loss) from operations	171,951	(194,876)	(37,677)	(402,794)	(14,697,677)
Interest expense	107,182	(129,702)	(32,669)	(256,353)	(3,286,312)
Other income (expense)	-	-	-	-	(630,795)
Net income (loss) before income taxes	279,133	(324,578)	(70,346)	(659,147)	(18,614,784)
Provision for income taxes	-	-	-	-	-
Net income (loss) after income taxes	$279,133	$(324,578)	$(70,346)	$(659,147)	$(18,614,784)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$0.91	$(1.06)	$(0.23)	$(2.16)

Net Income (Loss)	$0.91	$(1.06)	$(0.23)	$(2.16)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2020 and 2019 and for the Period From Inception,

September 16, 2002 to September 30, 2020

	Six Months Ended		Inception to
	September 30, 2020	September 30, 2019	September 30, 2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(70,346)	$(659,147)	$(18,614,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	70,346	659,147	12,176,337
Net cash used in operating activities	-	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the six months ended September 30, 2020.  The inventory reflected on the books was $0 for the six months ended September 30, 2020.

Note 3 – NOTES PAYABLE

Johnson Financing

Total interest accrued is $101,670 of which $5,197 is accrued for the six months ended September 30, 2020.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the six months ended September 30, 2020 was $18,112 comprised of Dutro Company - $9,325, Vick Davis - $6,300 and William Dutro - $2,437. Total contingent reserve - interest for the period ended September 30, 2020 is $379,135 comprised of Dutro Company - $204,385, Vick Davis - $126,000 and William Dutro - $48,750.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $2,357,414 of which $0 is accrued during the six month period ended September 30, 2020.    In September 2020, the Company made a decision to stop all accruals of salary and employee contract interest as of the end of the last fiscal year.  As a result, all wages and interest accrued in Q1 were reversed in Q2 resulting in no accrued interest for employee contracts or accrued employee wages as of September 30, 2020. The interest adjustment made in the period ended September 30, 2020 was ($123,517). No future accruals will be made for either interest on unpaid wages or on accrued wages.

Other Notes

Individuals – short term

Total interest accrued as of September 30, 2020 was $100,530 of which $6,760 was accrued during the six months ended September 30, 2020.

Asher Enterprises, Inc.

Total interest accrued (without discount amortization) as of September 30, 2020 was $55,102 of which $2,600 was accrued during the six months ended September 30, 2020 The current period interest is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	September 30, 2020	March 31, 2020

Interest – Johnson	5,197	10,394
Interest – Dutro Group	18,112	36,225
Interest - Employee Group	0	460,818
Interest – Other Notes	9,360	18,720
Total interest expense	$32,669	$526,157

Note Payable Balance	September 30, 2020	March 31, 2020

Edward Johnson – Johnson Financing	$86,615	$86,615
Various Individuals – Other Notes	169,000	169,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	168,000	168,000
William Dutro – Dutro Group	65,000	65,000
Dutro Company – Dutro Group	250,000	250,000
Total Note Payable – short term	$803,615	$803,615
Total Note Payable – long term	$-	$-

Total Notes Payable	$803,615	$803,615

Debt Maturity Schedule

As of September 30, 2020, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2021	$803,615
March 31, 2020	$-

Total	$803,615

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties.

Note 4 – EQUITY

During the Quarter ended: June 30, 2020

No equity transactions occurred in the period ended June 30, 2020

During the Quarter ended: September 30, 2020

No equity transactions occurred in the period ended September 30, 2020

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the six month period ended September 30, 2020. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s financial statements for the six month period ended September 30, 2020and 2019 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of September 30, 2020 the Company had no accrued interest or penalties related to uncertain tax positions.

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

1)A motion alerting the Court of a Rule 54B was filed with the Court to review the facts of previous Court rulings. The motion was denied on September 29, 2020 and the prior rulings were upheld.

2)On October 21, 2020, Sector 10 and the Dutro/Reality defendants settled an 11 year legal conflict over disputed technology migration. Each side is responsible for their own legal expenditures and owing each other nothing.

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

In 2009, the Company had a dispute with the outside Manufacturer which led to litigation.

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

Results of Operations

Six Months Ended September 30, 2020 as Compared to the Six Months Ended September 30, 2019

Revenues -

The Company had no revenues for the six months ended September 30, 2020.

The Company had no revenues for the six months ended September 30, 2019.

Other Income-

The Company had no other income for the six months ended September 30, 2020.

The Company had no other income for the six months ended September 30, 2019.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2020.

The Company had no operating expenses for the six months ended September 30, 2019.

General and Administrative Expenses -

General and administrative expenses were $37,677 for the six months ended September 30, 2020 which was made up primarily of Professional fees – Legal & Accounting fees $20,000, Insurance - $6,957, litigation expenses/travel - $5,000, State fees – $700, other expense - $20, Wages - $0 and Accrued payroll tax - $0. In September 2020, the Company made a decision to stop all accruals of wages and payroll tax as of the end of the last fiscal year.  As a result, all wages and payroll taxes accrued in Q1 were reversed in Q2 resulting in no accrued wages or payroll taxes as of September 30, 2020. The adjustment made in the period ended September 30, 2020 was accrued wages – ($165,000) and accrued payroll tax – ($16,500). No future accruals will be made for either wages or payroll taxes.

General and administrative expenses were $402,794 for the six months ended September 30, 2019 which was made up primarily of Wages - $330,000, Accrued payroll tax - $33,000, Professional fees – Legal & Accounting fees $26,285, Insurance - $11,162, State fees – $2,147 and other expense - $200.

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2020 was $0.

Depreciation expense for the six months ended September 30, 2010 was $0.

Interest Expense –

Interest expense for the six month period ended September 30, 2020 was $32,669. In September 2020, the Company made a decision to stop all accruals of interest on unpaid employee wages interest as of the end of the last fiscal year.  As a result, interest on unpaid employee wages accrued in Q1 were reversed in Q2 resulting in no accrued interest for employee contracts or accrued employee wages as of September 30, 2020. The interest adjustment made in the period ended September 30, 2020 was ($123,517). No future accruals will be made for interest on unpaid employee wages.

Interest expense for the six month period ended September 30, 2019 was $256,353.

Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

Revenues -

The Company had no revenues for the three months ended September 30, 2020.

The Company had no revenues for the three months ended September 30, 2019.

Other Income-

The Company had no other income for the three months ended September 30, 2020.

The company had no other income for the three months ended September 30, 2019.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2020.

The Company had no operating expenses for the three months ended September 30, 2019.

General and Administrative Expenses -

General and administrative expenses were (171,951) for the three months ended September 30, 2020 which was made up primarily of Wages – ($165,000), Accrued Payroll Taxes – ($16,500), Professional fees – Legal & Accounting fees $0,  Insurance - $3,829, litigation expenses/travel - $5,000, State fees – $700, other expense - $20. In September 2020, the Company made a decision to stop all accruals of wages and payroll tax as of the end of the last fiscal year.  As a result, all wages and payroll taxes accrued in Q1 were reversed in Q2 resulting in no accrued wages or payroll taxes as of September 30, 2020. The adjustment made in the period ended September 30, 2020 was accrued wages – ($165,000) and accrued payroll tax – ($16,500). No future accruals will be made for either wages or payroll taxes.

General and administrative expenses were $194,876 for the three months ended September 30, 2019 which was made up primarily of Wages - $165,000, Accrued Payroll Taxes - $16,500, Professional fees – Legal & Accounting fees $6,285, Insurance - $5,581, State fees – 1,410 and other expenses - $100.

Depreciation Expense –

Depreciation expense for the three months ended September 30, 2020 was $0.

Depreciation expense for the three months ended September 30, 2019 was $0.

Interest Expense –

Interest expense for the three month period ended September 30, 2020 was (107,182) which was composed of an interest adjustment in Q2 of ($123,517) and other interest of $16,335. In September 2020, the Company made a decision to stop all accruals of interest on unpaid employee wages interest as of the end of the last fiscal year.  As a result, interest on unpaid employee wages accrued in Q1 were reversed in Q2 resulting in no accrued interest for employee contracts or accrued employee wages as of September 30, 2020. The interest adjustment made in the period ended September 30, 2020 was ($123,517). No future accruals will be made for interest on unpaid employee wages.

Interest expense for the three month period ended September 30, 2019 was $129,702.

Liquidity and Capital Resources

As of September 30, 2020, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2021 or for any future period.

Total Assets -

The Company had no assets as of September 30, 2020.

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

Total Liabilities -

Current liabilities as of September 30, 2020 were $12,466,249. The balance was composed of accounts payable and accrued liabilities of $11,662,634 and note payable to outside investors of $803,615.

Long term liabilities as of September 30, 2020 were $0.

Total liabilities as of September 30, 2020 were $12,466,249.

Cash flows -

	Six Months Ended	Six Months Ended
	September 30,	September 30,
Sources and Uses of Cash	2020	2020
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended September 30, 2020 and 2019
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the six months ended September 30, 2019 was $0. Operating activities were affected by net loss – ($70,346) and change in accounts payable and accrued liabilities - $70,346.

Cash used in operations for the six months ended September 30, 2019 was $0. Operating activities were affected by net loss – ($659,147) and change in accounts payable and accrued liabilities - $659,147.

Investing Activities –

Cash used from investing activities for the six months ended for September 30, 2020 was $0.

Cash used from investing activities for the six months ended for September 30, 2019 was $0.

Financing Activities –

Cash provided from financing activities for the six months ended September 30, 2020 was $0.

Cash provided from financing activities for the six months ended September 30, 2098 was $0.

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

Item 4.  Controls and Procedures

(a)Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2020, the Company’s disclosure controls and procedures were effective.

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

Dutro Group, Dutro Company & Reality Engineering

The Company has filed a claim against the Dutro Group and other defendants to seek relief for the damages incurred by Group’s actions.  The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis, Lee Allen, Valley Inception, LLC, Incisive Software Corporation and Promixex Corporation.  The case has been ongoing for over 10 years.

On October 21, 2020, Sector 10 and the Dutro/Reality defendants have settled an 11 year legal conflict over disputed technology migration. Each side is responsible for their own legal expenditures and owing each other nothing.

Sector 10 faced some hard realities in making the decision to settle.  In 2018, the court awarded the defendants ownership of the master code and ruled that Reality Engineering and Dutro were not related entities. We were not timely advised of the events surrounding these rulings by our prior counsel. Sector 10 recently hired an appellate attorney and sought advice.  Sector 10 concluded and disagreed with the Court’s decisions and recently filed motions to amend.  The motions were denied on September 29, 2020 and the prior rulings were upheld leaving us with only an appeal option under Rule 54B.

As Sector 10 approached trial in 2020, the judge bifurcated the case into two trials.  A bench trial was scheduled in November 2020 to cover all claims against Dutro. A second trial, a jury trial, was to be scheduled in 2021 pending scheduling issues surrounding COVID. We would have had to then appeal the denied motions to reverse the 2018 Court Rulings under a Rule 54B and moved to a third trial and possible other legal actions.

Sector 10 litigation evolved from one trial to multiple trials with a future full of appellate procedures that could take years, all requiring a tremendous infusion of capital.  Due to the overwhelming financial burden and legal obstacles presented, the Company, with the assistance of our legal teams/Counsel, determined that a settlement was the best option at this time.  Our effort to seek a fair trial has failed, due in part to, and as evidence shows, various omissions and negligence of our prior counsel.  Our pursuit of justice must take another form as Sector 10 is considering all available legal options going forward.

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

Sector 10, Inc.

November 4, 2020	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

November 4, 2020	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer