Form 10-Q
period 2020-12-31
SECTOR 10, Inc.
filed 2021-02-16
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

Yes ☐ No ☒

As of December 31, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the common stock, was $329,782.

As of February 10, 2021 the issuer had 305,778 shares of common stock outstanding.

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2020	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2020 and 2019 and for the period from inception, September 16, 2002 to December 31, 2020	4

	Unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and 2019 and for the period from inception, September 16, 2002, to December 31, 2020.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

Part II. Other Information

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		16

Item 1. FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS, RELATED NOTES AND THE OTHER INFORMATION INCLUDED IN THIS REPORT HAVE NOT BEEN REVIEWED BY THE COMPANY’S OUTSIDE ACCOUNTANT PRIOR TO THE FILING OF THIS REPORT.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	22,250	22,250
Less: accumulated depreciation	(22,250)	(22,250)
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$10,306,991	$11,592,288
Note payable - short term	320,615	803,615
Total current liabilities	10,627,606	12,395,903
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	10,627,606	12,395,903
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(16,776,141)	(18,544,438)
Total shareholders' equity (deficit)	(10,627,606)	(12,395,903)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2020 and 2019 and

for the Period From Inception, September 16, 2002 to December 31, 2020

	Three Months Ended		Nine Months Ended		Inception to
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	11,575	198,420	49,252	601,214	14,459,506
Depreciation					24,106
Research and development					226,108
Total expenses	11,575	198,420	49,252	601,214	14,709,720
Income (loss) from operations	(11,575)	(198,420)	(49,252)	(601,214)	(14,709,252)
Interest expense	(7,278)	(133,252)	(39,948)	(389,605)	(3,293,591)
Other income (expense): Gain on extinguishment of debt	1,857,497	-	1,857,497	-	1,226,702
Net income (loss) before income taxes	1,838,644	(331,672)	1,768,297	(990,819)	(16,776,141)
Provision for income taxes	0	-	0	-	0
Net income (loss) after income taxes	$1,838,644	$(331,672)	$1,768,297	$(990,819)	$(16,776,141)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$6.01	$(1.08)	$5.78	$(3.24)

Net Income (Loss)	$6.01	$(1.08)	$5.78	$(3.24)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2020 and 2019 and for the Period From Inception,

September 16, 2002 to December 31, 2020

	Nine Months Ended		Inception to
	December 31, 2020	December 31, 2019	December 31, 2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$1,768,297	$(990,819)	$(16,776,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	(1,768,297)	990,819	10,337,694
Net cash used in operating activities	-	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the nine months ended December 31, 2020. The inventory reflected on the books was $0 for the nine months ended December 31, 2020.

Note 3 – NOTES PAYABLE

Johnson Financing

Total interest accrued is $104,269 of which $7,795 is accrued for the nine months ended December 31, 2020.

Dutro Financing:

Interest accrued during the six months ended September 30, 2020 was $18,112 comprised of Dutro Company - $9,325, Vick Davis - $6,300 and William Dutro - $2,437. The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note. Total contingent reserve - interest for the period ended December 31, 2020 is $388,191 comprised of Dutro Company - $209,073, Vick Davis - $129,150 and William Dutro - $49,968.

In October, 2020, The Court dismissed the Dutro Litigation with no amounts due either party. As a result of the Court’s decision, the contingent interest along with the full outstanding loan balance was treated as a gain on the extinguishment of debt as a result of the Court’s decision.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $2,357,414 of which $0 is accrued during the nine month period ended December 31, 2020. In September 2020, the Company made a decision to stop all accruals of salary and employee contract interest as of the end of the last fiscal year. No future accruals will be made for either interest on unpaid wages or on accrued wages.

Other Notes

Individuals – short term

Total interest accrued as of December 31, 2020 was $103,910 of which $10,141 was accrued during the nine months ended December 31, 2020.

Asher Enterprises, Inc.

Total interest accrued (without discount amortization) as of December 31, 2020 was $56,402 of which $3,900 was accrued during the nine months ended December 31, 2020 The current period interest is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	December 31, 2020	March 31, 2020

Interest – Johnson	7,795	10,394
Interest – Dutro Group	18,112	36,225
Interest - Employee Group	0	460,818
Interest – Other Notes	14,041	18,720
Total interest expense	$39,948	$526,157

Note Payable Balance	December 31, 2020	March 31, 2020

Edward Johnson – Johnson Financing	$86,615	$86,615
Various Individuals – Other Notes	169,000	169,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	0	168,000
William Dutro – Dutro Group	0	65,000
Dutro Company – Dutro Group	0	250,000
Total Note Payable – short term	$320,615	$803,615
Total Note Payable – long term	$-	$-

Total Notes Payable	$320,615	$803,615

Debt Maturity Schedule

As of December 31, 2020, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2021	$320,615
March 31, 2020	$-
Total	$320,615

All interest is due under the terms of the various agreements. However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties

Note 4 – EQUITY

During the Quarter ended: June 30, 2020

No equity transactions occurred in the period ended June 30, 2020

During the Quarter ended: September 30, 2020

No equity transactions occurred in the period ended September 30, 2020

During the Quarter ended: December 31, 2020

No equity transactions occurred in the period ended December 31, 2020

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year. No revenues were generated for the nine month period ended December 31, 2020. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company has settled its longstanding litigation. The prior litigation has hindered the operation of the Company and has set back the ability to raise capital and develop ongoing business in order to continue forward as a going concern. It is expected that litigation will continue to hinder the ability to continue as a going concern through the end of the fiscal year ended March 31, 2021 and possibly beyond.

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

The Company’s financial statements for the nine month period ended December 31, 2020and 2019 do not include any provision for income taxes. No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2020 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

Note 7 – OTHER INCOME

On October 21, 2020, Sector 10 and the Dutro/Reality defendants have settled an 11 year legal conflict over disputed technology migration. Each side is responsible for their own legal expenditures and owing each other nothing. Based on this ruling, the Company has recognized other income for the extinguishment of debt released in the amount of $1,857,497. The amount includes the direct costs associated with the litigants as well as the legal fees that have been established over the years as a contingent reserve due to the Dutro Litigation. The total breakdown of the components of the Gain on the Extinguishment of Debt is as follows:

Gain on Extinguishment of Debt

Dutro Company Loan	$ 250,000
Vicki Davis Loan	168,000
William Dutro Loan	65,000
Reality Engineering - Contingent Fee	50,000
Lee Allen - Contingent Fee	18,000
Dutro Company - Contingent Interest	209,073
Vicki Davis - Contingent Interest	129,150
William Dutro - Contingent Interest	49,968
Total Dutro Group Direct	939,191
Law Firm Legal Fees - Contingent Reserve	918,306
Total Amounts released due to Court Settlement	1,857,497
Amount previously paid	-
Gain on Extinguishment of Debt	$ 1,857,497

Note 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

1)Since the settlement of the litigation, the Company is reviewing various options to determine the future strategy of the Company operations. No determination has been finalized as of the filing date of this report.

2)The issues surrounding the prior litigation impacted the Company’s ability to obtain funding needed to operate the Company.

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

In 2009, the Company had a dispute with the outside Manufacturer which led to litigation. The litigation has been settled as of October 21, 2020 and the Company is presently reviewing various options to determine the future strategy of the Company operations.

Going Concern Qualification

Our notes to the financial statements disclose that the Company has generated no revenue or cash flow, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the impact of the prior litigation, the Company operations are not likely to produce positive cash flow until at least the end of the fiscal year ended March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

Results of Operations

Nine Months Ended December 31, 2020 as Compared to the Six Months Ended December 31, 2019

Revenues -

The Company had no revenues for the nine months ended December 31, 2020.

The Company had no revenues for the nine months ended December 31, 2019.

Other Income-

Other Income for the nine months ended December 31, 2020 was $1,857,497 resulting from the Court decision and the agreed Dutro litigation settlement. The total gain was composed of Dutro Litigation forgiveness of $939,191 and forgiveness of other contingent legal fees of $918,306. The Dutro litigation forgiveness of $939,191 consists of forgiveness of Dutro Company Loan - $250,000, Vicki Davis Loan - $168,000, William Dutro Loan - $65,000, Contingent fee – Reality Engineering - $ $50,000, Contingent Fee – Lee Allen - $18,000, Contingent Interest – Dutro Company - $209,073, Contingent Interest – Vicki Davis - $129,150 and Contingent Interest – William Dutro - $49,968.

The Company had no other income for the nine months ended December 31, 2019.

Operating Expenses -

The Company had no operating expenses for the nine months ended December 31, 2020.

The Company had no operating expenses for the nine months ended December 31, 2019.

General and Administrative Expenses -

General and administrative expenses were $49,252 for the nine months ended December 31, 2020 which was made up primarily of Professional fees – Legal & Accounting fees $20,000, Insurance - $12,187, litigation expenses/travel - $15,000, State fees – $1,545 and Filing fees - $520.

General and administrative expenses were $601,214 for the nine months ended December 31, 2019 which was made up primarily of Wages - $495,000, Payroll tax expense - $49,500, Professional fees – Legal & Accounting - $37,474, Insurance expense - $ 16,743 and other expenses of $2,497.

Depreciation Expense –

Depreciation expense for the nine months ended December 31, 2020 was $0.

Depreciation expense for the nine months ended December 31, 2019 was $0.

Interest Expense –

Interest expense for the nine month period ended December 31, 2020 was $39,948.

Interest expense for the nine months ended December 31, 2019 was $389,605.

Three Months Ended December 31, 2020 as Compared to the Three Months Ended December 31, 2019

Revenues -

The Company had no revenues for the three months ended December 31, 2020.

The Company had no revenues for the three months ended December 31, 2019.

Other Income-

Other Income for the three months ended December 31, 2020 was $1,857,497 resulting from the Court decision and the agreed Dutro litigation settlement. The total gain was composed of Dutro Litigation forgiveness of $939,191 and forgiveness of other contingent legal fees of $918,306. The Dutro litigation forgiveness of $939,191 consists of forgiveness of Dutro Company Loan - $250,000, Vicki Davis Loan - $168,000, William Dutro Loan - $65,000, Contingent fee – Reality Engineering - $ $50,000, Contingent Fee – Lee Allen - $18,000, Contingent Interest – Dutro Company - $209,073, Contingent Interest – Vicki Davis - $129,150 and Contingent Interest – William Dutro - $49,968.

The Company had no other income for the three months ended December 31, 2019.

Operating Expenses -

The Company had no operating expenses for the three months ended December 31, 2020.

The Company had no operating expenses for the three months ended December 31, 2019.

General and Administrative Expenses -

General and administrative expenses were $11,575 for the three months ended December 31, 2020 which was made up primarily of Insurance - $5,230, litigation expenses/travel - $5,000, State fees – $825 and Filing fees - $520.

General and administrative expenses were $198,420 for the three months ended December 31, 2019 which was made up primarily of Wages - $165,000, Payroll tax expense - $16,500, Professional fees – Legal & Accounting - $11,189, Insurance expense - $5,581 and other expenses of $150.

Depreciation Expense –

Depreciation expense for the three months ended December 31, 2020 was $0.

Depreciation expense for the three months ended December 31, 2019 was $0.

Interest Expense –

Interest expense for the three month period ended December 31, 2020 was 7,278.

Interest expense for the three month period ended December 31, 2019 was $133,252

Liquidity and Capital Resources

As of December 31, 2020, Sector 10 had cash of $0. This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2021 or for any future period.

Total Assets -

The Company had no assets as of December 31, 2020.

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

Total Liabilities -

Current liabilities as of December 31, 2020 were $10,627,606. The balance was composed of accounts payable and accrued liabilities of $10,306,991 and note payable to outside investors of $320,615.

Long term liabilities as of December 31, 2020 were $0.

Total liabilities as of December 31, 2020 were $10,627,606.

Cash flows -

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
Sources and Uses of Cash	2020	2019
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended December 31, 2020 and 2019
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the nine months ended December 31, 2020 was $0. Operating activities were affected by net income – $1,768,297 and change in accounts payable and accrued liabilities – ($1,768.297).

Cash used in operations for the nine months ended December 31, 2019 was $0. Operating activities were affected by net loss – ($990,819) and change in accounts payable and accrued liabilities - $990,819.

Investing Activities –

Cash used from investing activities for the nine months ended for December 31, 2020 was $0.

Cash used from investing activities for the nine months ended for December 31, 2019 was $0.

Financing Activities -

Cash provided from financing activities for the nine months ended for December 31, 2020 was $0.

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

Item 4. Controls and Procedures

(a)Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2020, the Company’s disclosure controls and procedures were effective.

(b)There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aware of the following situation regarding litigation, settled, pending or threatened, to which it is a party.

Dutro Group, Dutro Company & Reality Engineering

The Company had filed a claim against the Dutro Group and other defendants to seek relief for the damages incurred by Group’s actions. The Dutro Group consists of Dutro Company, Reality Engineering, William Dutro, Vicki Davis, Lee Allen, Valley Inception, LLC, Incisive Software Corporation and Promixex Corporation. The case has been ongoing for over 10 years.

On October 21, 2020, Sector 10 and the Dutro/Reality defendants have settled an 11 year legal conflict over disputed technology migration. Each side is responsible for their own legal expenditures and owing each other nothing.

Based on this ruling, the Company has recognized other income for the extinguishment of debt released in the amount of $1,857,497.

Sector 10 is considering all available legal options going forward.

No other litigation is ongoing.

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

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sector 10, Inc.

February 12, 2021	By:	/s/ Pericles DeAvila
Date		Pericles DeAvila, President

February 12, 2021	By:	/s/ Laurence A. Madison
Date		Laurence A. Madison Chief Financial Officer