Form 10-K
period 2021-03-31
SECTOR 10, Inc.
filed 2021-04-28
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

10900 NE 4th Street, Suite 2300

Bellevue, WA  98004

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year were $0.

As of March 31, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on closing price of $2 of the common stock, was approximately $263,825.

As of April 23, 2021 the issuer had 305,778 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

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

Business

The Company markets the MRU - SRU product lines and the various related solutions related to distributed assets. Post litigation the company is currently evaluating all opportunities. Future plans will be disclosed as these plans become available.

After 12 years of litigation, the company settled the matter, maintaining sovereignty and existing shareholder structure. While Sector 10 Holdings, Inc. and Pericles also kept ownership over all enforceable and issued patents.

Sector 10, Inc. and affiliated parties have removed all businesses from the State of Utah.

Employees

As of March 31, 2021, the Company has 2 employees and no current payroll.  A total of 2 persons (Acting CEO and Acting CFO) work part time for the company and also work with the majority shareholder Sector 10 Holdings, Inc.  Beginning in May, 2009, the CEO and CFO compensation was accrued on the Company books. The Company decided to cease accruing any compensation until a new plan has been established for the Company. A new plan is currently being reviewed.   No compensation was accrued and no cash compensation was paid during the fiscal year ended March 31, 2021.

ITEM 2 DESCRIPTION OF PROPERTIES

The Company’s administrative offices are located in an office facility located at 10900 NE 4th Street, Suite 2300

Bellevue, WA  98004

ITEM 3. LEGAL PROCEEDINGS

The Company is aware of the following situation regarding litigation, pending or threatened, to which it is a party.

On October 21, 2020, the Company settled an 11 year legal conflict over disputed technology migration that became known as PSIM. Based on this settlement and ruling by the Court, the Company has recognized other income for the extinguishment of debt released in the amount of $2,115,532. There is no further pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2021.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The prior litigation had impacted the Company operations which had caused delays in filing various reports.  Due to the late filing, the Company Common Stock trading has been moved from the Over the Counter Bulletin Board under the symbol SECI.OB to trading on the Pink Sheets under the symbol SECI.PK. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of April 23, 2021, the Company had approximately 206 shareholders of record.

The following chart sets out the Volume, Open, High, Low and Close Price for the stock for the month end period from March 30, 2020 until March 31, 2021.  The dates represent the last trading date for the respective month:

Date	Volume	Open	High	Low	Close
3/31/2021	0	2	2	2	2
2/26/2021	0	2	2	2	2
1/29/2021	271	3.5	3.5	3.5	3.5
12/31/2020	0	2.5	2.5	2.5	2.5
11/30/2020	0	2.85	2.85	2.85	2.85
10/30/2020	2989	40	59	40	59
9/30/2020	376	25	25	25	25
8/31/2020	0	15	15	15	15
7/31/2020	0	10	10	10	10
6/30/2020	0	10	10	10	10
5/29/2020	0	10	10	10	10
4/30/2020	0	14	14	14	14
3/30/2020	287	11.5	11.5	10	11.5

 ITEM 6.  SELECTED FINANCIAL DATA

  None

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company’s cash balance is insufficient to satisfy the Company’s cash requirements for the next 12 months. Due to issues surrounding prior litigation, the ability to deliver products to customers has been delayed.

Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the prior litigation and the current restructuring, the Company operations are not likely to produce positive cash flow until at least the fiscal year ended March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

Results of Operations for the year ended March 31, 2021 as compared to the year ended March 31, 2020.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2021.

The Company had no revenues for the fiscal year ended March 31, 2020.

Other Income-

Other Income-

Other Income for the fiscal year ended March 31, 2021 was $2,115,532 which represents the gain on the extinguishment of debt resulting from the Court decision and the agreed Dutro litigation settlement.  The total gain was composed of Dutro Litigation extinguishment of $939,191 and extinguishment of other accrued and contingent legal fees of $1,176,341.  The Dutro litigation extinguishment of $939,191 consists of extinguishment of Dutro Company Loan - $250,000, Vicki Davis Loan - $168,000, William Dutro Loan - $65,000, Contingent fee – Reality Engineering - $ $50,000, Contingent Fee – Lee Allen - $18,000, Contingent Interest – Dutro Company - $209,073, Contingent Interest – Vicki Davis - $129,150 and Contingent Interest – William Dutro - $49,968.

The Company had no other income for the fiscal year ended March 31, 2020.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2021.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2020.

General and Administrative Expenses -

General and administrative expenses were $48,596 for the fiscal year ended March 31, 2021.  These expenses are made up professional fees – $20,000, litigation expenses/travel - $20,000, insurance expenses - $17,094, filing fees – ($10,512) & state franchise fees – $2,014.  The primary difference from the prior year is that the Company is no longer accruing wages and payroll taxes and the impact of the litigation settlement.

General and administrative expenses were $832,106 for the fiscal year ended March 31, 2020.  These expenses are made up of wages - $660,000, payroll taxes – $66,000, professional fees – $57,474, litigation expenses/travel - $25,714, insurance expenses - $19,871, transfer fees & franchise fees – $3,047.

Depreciation Expense –

Depreciation expense was $0 for the fiscal year ended March 31, 2021.

Depreciation expense was $0 for the fiscal year ended March 31, 2020.

Interest expense

The Company had interest expense of $47,226 for the year ended March 31, 2021.  The primary difference from the prior year is that the Company is no longer accruing interest on unpaid wages and the impact of the litigation settlement.

The Company had interest expense of $526,157 for the year ended March 31, 2020.

Other expense

The Company had no other expense for the year ended March 31, 2021.

The Company had no other expense for the year ended March 31, 2020.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $0 with a deficit in working capital of $10,376,193 as of March 31, 2021 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $0 assets for the year ended March 31, 2021.

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

Liabilities -

Current liabilities as of March 31, 2021 were $10,376,193. The balance was composed of accounts payable and accrued liabilities of $10,055,578 and note payable to outside investors of $320,615.

Current liabilities as of March 31, 2020 were $12,395,903. The balance was composed of accounts payable and accrued liabilities of $11,592,288 and note payable to outside investors of $803,615.

Long term liabilities as of March 31, 2021 were $0.

Long term liabilities as of March 31, 2020 were $0.

Total liabilities as of March 31, 2021 were $10,376,193.

Cash flows -

	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2021	2020
Net cash provided by / (used in)
Operating activities	$0	$0
Investing activities	0	0
Financing activities	0	0

Increase/(decrease) in cash and cash equivalents	$0	$0

Years ended March 31, 2021 and 2020
Cash and cash equivalents	$0	$0

Operating Activities -

Cash used in operations for the year ended March 31, 2021 was $0.  This included an income from operation of $2,019,710 and a net change in accounts payable and accrued liabilities of ($2,019,710). Income was generated from the extinguishment of debt resulting from the litigation settlement.

Cash used in operations for the year ended March 31, 2020 was $0.  This included a loss from operation of ($1,358,263) and a net change in accounts payable and accrued liabilities of $1,358,263.

Investing Activities -

There was no cash used in Investing Activities for the year ended March 31, 2021.

There was no cash used in Investing Activities for the year ended March 31, 2020.

Financing Activities -

There was no of cash provided in financing activities for the year ended March 31, 2021.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2021.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

Going Concern Qualification

Due to the prior litigation, the Company has a significant risk of not being able to continue as a going concern.  Investors should carefully examine our financial statements.

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

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

For the Years Ended March 31, 2021 and 2020

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-
Fixed assets cost	-	22,250
Less: accumulated depreciation	-	(22,250)
Net fixed assets	-	-
Other assets - Network acquisition/development costs	-	-
Total assets	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$10,055,578	$11,592,288
Note payable - short term	320,615	803,615
Total current liabilities	10,376,193	12,395,903
Long term liabilities:
Note payable	0	0
Total long term liabilities	0	0
Total liabilities	10,376,193	12,395,903
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	0	0
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(16,524,728)	(18,544,438)
Total shareholders' equity (deficit)	(10,376,193)	(12,395,903)
Total liabilities and shareholders' equity (deficit)	$0	0

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2021 and 2020 and for the Period From Inception,

September 16, 2002 to March 31, 2021

	Years Ended		Inception to
	March 31, 2021	March 31, 2020	March 31, 2021
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	48,596	832,106	14,458,850
Depreciation			24,106
Research and development			226,108
Total expenses	48,596	832,106	14,709,064
Income (loss) from operations	(48,596)	(832,106)	(14,708,596)
Interest expense	(47,226)	(526,157)	(3,300,869)
Other income (expense)	2,115,532	0	1,484,737
Net income (loss) before income taxes	2,019,710	(1,358,263)	(16,524,728)
Provision for income taxes	0	0	0
Net income (loss) after income taxes	$2,019,710	$(1,358,263)	$(16,524,728)

Weighted Average Shares Outstanding - basic and diluted	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$6.61	$(4.44)

Net Income (Loss)	$6.61	$(4.44)

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the period from September 16, 2002 (inception) through March 31, 2021

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Balance at Inception, September, 16, 2002	-	$-	$-	$-
Issued Shares	10,000	10	(1,414)	-
Net loss for the period 12/31/2002	-	-	-	(3,586)
Net loss for the period 1/1/2003 to 3/31/2007	-	-	-	-
Recapitalization	5,464	6	(703,166)	-
Net loss for the period 3/31/2008	-	-	-	(123,946)
Issued Shares 3/31/2009	20,256	20	1,702,738	-
Gain on extinguishment of debt	-	-	10,850	-
Net loss for the period 3/31/2009	-	-	-	(532,775)
Issued Shares 3/31/2010	65,099	65	3,265,424	-
Net loss for the period 3/31/2010	-	-	-	(4,587,632)
Balance at March 31, 2010 (audited)	100,819	101	4,274,432	(5,247,939)
Issued Shares (unaudited)	243,443	243	1,199,745	-
Adjustment to value of stock options at 3/31/ 2011 (unaudited)	-	-	116,455	-
Discount on Convertible notes (unaudited)	-	-	206,324	-
Net loss for the period 3/31/2011 (unaudited)	-	-	-	(2,572,447)
Issued Shares (unaudited)	(23,315)	(23)	76,988	-
Adjust for 500-to 1 reverse split (unaudited)	(15,169)	(15)	152,451	-
Adjustment to value of stock options at 3/31/2012 (unaudited)	-	-	97,048	-
Net loss for the period 3/31/2012 (unaudited)	-	-	-	(1,447,492)
Adjustment to value of stock options at 3/31/2013 (unaudited)	-	-	24,786	-
Net loss for the period 3/31/2013 (unaudited)	-	-	-	(963,191)
Net loss for the period 3/31/2014 (unaudited)	-	-	-	(997,806)
Net loss for the period 3/31/2015 (unaudited)	-	-	-	(1,074,487)
Net loss for the period 3/31/2016 (unaudited)	-	-	-	(1,137,218)
Net loss for the period 3/31/2017 (unaudited)	-	-	-	(1,219,080)
Net loss for the period 3/31/2018 (unaudited)	-	-	-	(1,221,132)
Net loss for the period 3/31/2019 (unaudited)	-	-	-	(1,305,383)
Net loss for the period 3/31/2020 (unaudited)	-	-	-	(1,358,263)
Balance at March 31, 2020 (unaudited)	305,778	$306	$6,148,229	$(18,544,438)
Net income for the period 3/31/2021 (unaudited)	-	-	-	2,019,710
Balance at March 31, 2020 (unaudited)	305,778	$306	$6,148,229	$(16,524,728)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended March 31, 2021 and 2020

and for the Period From Inception,

September 16, 2002, to March 31, 2021

	Years Ended		Inception to
	March 31, 2021	March 31, 2020	March 31, 2021
Cash Flows from Operating Activities:
Net Loss	$2,019,710	$(1,358,263)	$(16,524,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	(2,019,710)	1,358,263	10,086,281
Net cash used in operating activities	-	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS OPERATIONS

The Company markets the MRU – SRU product lines and the various solutions related to mobile assets.

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

Inventory

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.    Due to pending litigation, there was no sales activity and no inventory on hand at the fiscal year ended March 31, 2021. Due to the impact of the extended litigation, the inventory has been recorded at no value as of March 31, 2021. Therefore, for the fiscal year ended March 31, 2021, all inventory and the related reserve was $0.

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

Notes Payable

The Company received funding from outside investors to assist with litigation.

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

Earnings / Loss Per Share

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

Revenue Recognition

The Company had no sales activity during the current fiscal year ended March 31, 2021.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

Impact of Recent Accounting Pronouncements

Sector 10 does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 3 – INVENTORY

There were no sales in the year ended March 31, 2021.  The inventory reflected on the books was $0 for the fiscal year ended March 31. 2021.

Note 4 – NOTES PAYABLE

Johnson Financing

Total interest accrued as of March 31, 2021 was $106,867 of which $10,394 was accrued during the fiscal year ended March 31, 2021.

Dutro Financing:

The contingent reserve - interest includes all interest accrued on the Dutro Company note and all interest accrued after July 1, 2010 for the Vicki Davis and William Dutro note.  Interest accrued during the fiscal year ended March 31, 2021 was $18,112 comprised of Dutro Company - $9,375, Vick Davis - $6,300 and William Dutro - $2,437.  The Company agreed to a settlement in the Dutro litigation.  In the settlement, no payments were due either party.  As a result, the loans and all contingent interest were extinguished in Q3 of the fiscal year. Total contingent reserve - interest for the period ended March 31, 2021 is $0.  No additional interest will be accrued,

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $2,357,414 of which $0 is accrued during the year ended March 31, 2021.    In September 2020, the Company made a decision to stop all accruals of salary and employee contract interest as of the end of the last fiscal year.  No future accruals will be made for either interest on unpaid wages or on accrued wages.

Other Notes

Individuals – short term

Total interest accrued as of March 31, 2021 was $107,290 of which $13,520 was accrued during the fiscal year ended March 31, 2021.  The current period interest is included as part of other notes interest.

Asher Enterprises, Inc.

The Company entered into multiple financing transactions with Asher Enterprises, Inc. to raise capital for Company operations.  Each transaction was structured as a Convertible Debenture due 9 months after the issue accruing interest at an annual rate of 8%

Total interest accrued (without discount amortization) as of March 31, 2021 was $57,702 of which $5,200 was accrued during the fiscal year ended March 31, 2021. The current period interest is included as part of other notes interest.

Summary of Interest and Notes Payable

Interest expense	March 31, 2021	March 31, 2020

Interest – Johnson	10,394	10,394
Interest – Dutro Group	18,112	36,225
Interest - Employee Group	-	460,818
Interest – Other Notes	18,720	18,720
Total interest expense	$47,226	$526,157

Note Payable Balance	March 31, 2021	March 31, 2020

Edward Johnson – Johnson Financing	$86,615	$86,615
Various Individuals – Other Notes	169,000	169,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	-	168,000
William Dutro – Dutro Group	-	65,000
Dutro Company – Dutro Group	-	250,000
Total Note Payable – short term	$320,615	$803,615
Total Note Payable – long term	-	$-

Total Notes Payable	$320,615	$803,615

Debt Maturity Schedule

As of March 31, 2020 the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2021	320,615
March 31, 2022	-
March 31, 2023	-

Total	$320,615

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties.

Note 5 – EQUITY

During the Fiscal Year ended: March  31, 2020:

No equity transactions occurred in the period ended March 31, 2020.

During the Fiscal Year ended: March  31, 2021:

No equity transactions occurred in the period ended March 31, 2021.

Note 6 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the fiscal year ended March 31, 2021. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Deferred tax assets:
NOL Carryover	$327,348	$433,762
Related Party Accruals	2,152,394	3,341,471
Accrued Expenses	361,501	1,179,521

Deferred tax liabilities
Depreciation	0	-

Valuation allowance	(2,841,243)	(4,954,754)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2021 and 2020 due to the following:

	March 31, 2021	March 31, 2020

Book Income	$504,928	$(529,723)
Depreciation	0	-
Meals & Entertainment	0	-
Stock for Services & Finance	0	0 -
Related Party Accruals	10,425	462,940
Accrued Expenses	(394,602)	66,783
Impairment Loss	0	-
NOL Utilized	(120,751)	-
	$-	$-

At March 31, 2021, the Company had net operating loss carryforwards of approximately $1,309,311 that may be offset against future taxable income.  No tax provision has been reported in the March 31, 2021 financial statements since the potential tax benefit is offset by a the NOL carryover of the same amount.

Net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  No limitations applied to the current year as losses used were generated from pre-2018 tax years. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2021 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Utah and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

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

Note 9 – OTHER INCOME

On October 21, 2020, Sector 10 and the Dutro/Reality defendants have settled an 11 year legal conflict over disputed technology migration. Each side is responsible for their own legal expenditures and owing each other nothing.  Based on this ruling, as of the fiscal year ended March 31, 2021, the Company has recognized other income for the extinguishment of debt released in the amount of $2,115,532.  The amount includes the direct costs associated with the litigants as well as the legal fees that have been established over the years as a contingent reserve due to the Dutro Litigation.  The total breakdown of the components of the Gain on the Extinguishment of Debt is as follows:

Gain on Extinguishment of Debt

Dutro Company Loan	$ 250,000
Vicki Davis Loan	168,000
William Dutro Loan	65,000
Reality Engineering - Contingent Fee	50,000
Lee Allen - Contingent Fee	18,000
Dutro Company - Contingent Interest	209,073
Vicki Davis - Contingent Interest	129,150
William Dutro - Contingent Interest	49,968
Total Dutro Group Direct	939,191
Law Firm Legal Fees - Contingent Reserve	918,306
Legal Fees Accrued for litigation	258,035
Total Dutro Group Direct	1,176,341
Total Amounts released due to Court Settlement	2,115,532
Amount previously paid	-
Gain on Extinguishment of Debt	$ 2,115,532

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed and/or will file all reports from the year ended March 31, 2011 and all subsequent periods until litigation is resolved with unaudited financial statements which is acceptable for a company trading on the Pink Sheets. Litigation was settled in the fiscal year ended March 31, 2021.  When funds are available, the Company will engage their audit firm to conduct an audit of all unaudited periods in an effort to move back to the Over the Counter Bulletin Board.   The Company is currently in discussions with an audit firm to discuss this process.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2021 our internal control over financial reporting were effective.

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

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of March 31, 2021, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Title	Director or Officer Since
Pericles DeAvila	51	Chairman of the Board and Acting President, Chief Executive	May 12, 2011
		Officer
Laurence A. Madison	65	Director and Acting Chief Financial Officer / Secretary / Treasurer	May 12, 2011

The following is the business background of each officer and director:

Pericles (Peric) DeAvila:  Chairman of the Board and Acting President, CEO

Pericles DeAvila is the inventor of the SRU-M, the first self-contained emergency response system in the emergency and safety market. He has had years of entrepreneurial experience nationally and internationally.  His experience in leading large groups of people was expanded when he continued his construction experience as the commercial/industrial construction manager on large projects in Silicon Valley and in the Seattle area; he is fluent in Portuguese, Italian, French, Spanish, as well as English.

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

Name	Fiscal Year	Compensation
Peric DeAvila	2021	$0
Laurence A. Madison	2021	$0
Peric DeAvila	2020	$339,000
Laurence A. Madison	2020	$321,000
Peric DeAvila	2019	$339,000
Laurence A. Madison	2019	$321,000

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2016.  The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place.  As of the year ended March 31, 2021, the agreement continues on the “at will” status.

There was no cash compensation to officers in the fiscal year ended March 31, 2021 and no cash compensation was paid in the year ended March 31, 2021.  Unpaid compensation was accrued through the fiscal year ended March 31, 2020.  The amount accrued was based on the terms set forth in the employment agreements. No accruals were made for unpaid compensation in the fiscal year ended March 31, 2021. No further accruals will be made until the Company completes its new corporate plan which is currently under review.

Bonuses and Deferred Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2021.  Under the agreement, the parties are entitled to a cash bonus and a stock bonus.

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

No current deferred compensation programs are established as of March 31, 2021.  The Company reserves the right to establish such a plan in the future.

Compensation Pursuant to Plans.

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place.  As of the year ended March 31, 2021 the agreement continues on the “at will” status.

Pension Table

The Company reserves the right to establish a Company retirement plan.  No such plan exists at the March 31, 2021

Other Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2021.  Under the agreement, the following other provisions

Welfare, Benefit, Savings and Retirements

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

Termination of Employment and Change of Control Arrangement

The CEO and CFO have executed employment agreements that provide minimum base salary, bonuses and other benefits.  The agreement continues through the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place. As of the year ended March 31, 2021, the agreement continues on the “at will” status. If a change in control of the Company occurs, the provisions require immediate vesting in all unpaid benefits under the agreement.  The minimum due under such an arrangement for any change in control would be an amount equal to three times the compensation due in the last fiscal year under the agreement. The amount shall be due and payable the day before any transaction resulting in such change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2021 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 305,778 issued and outstanding shares of the Company’s Common Stock and 351,728 shares that include issued and outstanding shares plus shares that have been accrued but not issued as of March 31, 2021 (after reflecting the impact of the reverse stock split), and the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the Year ended March 31, 2021:

The Company was involved in litigation which was settled during the fiscal year ended March 2021.  Any related transactions involved the representation of the Company and its management in the prior litigation.  No other related transactions occurred during the fiscal year ended March 31, 2021.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES  -

	2021	2020
Audit Fees	$-	$-
Audit and Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$-	$-

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: April 27, 2021	By	/s/ Pericles DeAvila
Pericles DeAvila, Principal Executive Officer

Date: April 27,2021	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer