Form 10-Q
period 2021-09-30
SECTOR 10, Inc.
filed 2021-11-15
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

10900 NE 4th Street, Suite 2300

Bellevue, WA  98004

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

Yes ☐ No ☒

As of September 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the common stock, was $131,913.

As of November 11, 2021 the issuer had 305,778 shares of common stock outstanding.

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and March 31, 2021	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2021 and 2020 and for the period from inception, September 16, 2002 to September 30, 2021	4

	Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020 and for the period from inception, September 16, 2002, to September 30, 2021.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

Item 1. FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS, RELATED NOTES AND THE OTHER INFORMATION INCLUDED IN THIS REPORT HAVE NOT BEEN REVIEWED BY THE COMPANY’S OUTSIDE ACCOUNTANT PRIOR TO THE FILING OF THIS REPORT.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	-	-
Less: accumulated depreciation	-	-
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,666,007	$10,055,578
Note payable - short term	164,000	320,615
Total current liabilities	9,830,007	10,376,193
Long term liabilities:
Note payable	0	-
Total long term liabilities	0	-
Total liabilities	9,830,007	10,376,193
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	0	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(15,978,542)	(16,524,728)
Total shareholders' equity (deficit)	(9,830,007)	(10,376,193)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2021 and 2020 and

for the Period From Inception, September 16, 2002 to September 30, 2021

	Three Months Ended		Six Months Ended		Inception to
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	8,498	(171,951)	19,682	37,677	14,478,532
Depreciation					24,106
Research and development					226,108
Total expenses	8,498	(171,951)	19,682	37,677	14,728,746
Income (loss) from operations	(8,498)	171,951	(19,682)	(37,677)	(14,728,278)
Interest expense	(3,280)	107,182	(10,558)	(32,669)	(3,311,427)
Other income (expense)	576,426	-	576,426	-	2,061,163
Net income (loss) before income taxes	564,648	279,133	546,186	(70,346)	(15,978,542)
Provision for income taxes	0	-	0	-	0
Net income (loss) after income taxes	$564,648	$279,133	$546,186	$(70,346)	$(15,978,542)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$1.85	$0.91	$1.79	$(0.23)

Net Income (Loss)	$1.85	$0.91	$1.79	$(0.23)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2021 and 2020 and for the Period From Inception,

September 16, 2002 to September 30, 2021

	Six Months Ended			Inception to
	September 30, 2021		September 30, 2020	September 30, 2021
	(Unaudited)		(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$546,186		$(70,346)	$(15,978,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-		-	5,114,493
Depreciation	-		-	24,106
Net discount on convertible debt	-		-	206,324
Loss due to Impairment / Gain on restructuring	-		-	630,795
Changes in:
Inventory and other current assets	-		-	(4,869)
Accounts payable and accrued liabilities	(546,186)		70,346	9,540,095
Net cash used in operating activities	-		-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-		-	(189,541)
Net cash used in investing activities	-		-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-		-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	-	(113,947)
Proceeds from issuance of common stock	-		-	33,586
Net cash provided by financing activities	-		-	657,139

Net increase (decrease) in cash	-		-	-
Beginning of period - continuing operations	-		-	-
End of period - continuing operations	$-		$-	$-

Cash paid for interest	$-		$-	$24,295
Cash paid for income taxes	$-		$-	$-

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

Note 2 – INVENTORY

There were no sales in the six months ended September 30, 2021.  The inventory reflected on the books was $0 for the three months ended September 30, 2021.

Note 3 – NOTES PAYABLE

Johnson Financing

Total interest accrued is $0 of which $2,598 was accrued in the first three months ended June 30, 2021. In the period ended September 30, 2021, an additional review of the Dutro settlement impact was conducted.  In the review of the settlement impact, three loans were considered to be included within the terms of the settlement agreement.  The full amount of the loan balances plus all accrued interest was treated as a gain on the extinguishment of debt as a result of the Court’s decision.  The Ed Johnson loan was included in the settlement process.  See note 7 for all items included.  No interest was accrued in the current period.  No further interest shall be accrued in future periods.

Dutro Financing:

In October 2020, The Court dismissed the Dutro Litigation with no amounts due either party. As a result of the Court’s decision, the contingent interest along with the full outstanding loan balance was forgiven and no future interest is due.   No interest was accrued in the current period. No further interest shall be accrued in future periods.

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

Other Notes

Individuals – short term

Total interest accrued as of September 30, 2021 was $112,650 of which $5,360 was accrued during the six months ended September 30, 2021. As part of the Dutro settlement , two loans totaling $70,000 were included within the terms of the settlement. The full amount of the loan balances plus all accrued interest was treated as a gain on the extinguishment of debt as a result of the Court’s decision. See note 7 for all items included.  No interest was accrued on these loans in the current period. No further interest shall be accrued for the loans in future periods.

Asher Enterprises, Inc.

Total interest accrued (without discount amortization) as of September 30, 2021was $62,902 of which $2,600 was accrued during the six months ended September 30, 2021. The current period interest is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	September 30, 2021	March 31, 2021

Interest – Johnson	2,598	10,394
Interest – Dutro Group	-	18,112
Interest - Employee Group	-	-
Interest – Other Notes	7,960	18,720
Total interest expense	$10,558	$47,226

Note Payable Balance	September 30, 2021	March 31, 2021

Edward Johnson – Johnson Financing	$-	$86,615
Various Individuals – Other Notes	99,000	169,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Total Note Payable – short term	$164,000	$320,615
Total Note Payable – long term	$-	$-

Total Notes Payable	$164,000	$320,615

Debt Maturity Schedule

As of December 31, 2021, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2022	$164,000
March 31, 2023	$-

Total	$164,000

All interest is due under the terms of the various agreements.  However future interest payments will not be made until all pending litigation is resolved and a satisfactory revised payment arrangement is completed by all parties

Note 4 – EQUITY

During the Quarter ended: June 30, 2021

No equity transactions occurred in the period ended June 30, 2021

During the Quarter ended: September 30, 2021

No equity transactions occurred in the period ended September 30, 2021

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the six month period ended September 30, 2021. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s financial statements for the six month period ended September 30, 2021 and 2020 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of September 30, 2021 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

Note 7 – OTHER INCOME

On October 21, 2020, Sector 10 and the Dutro/Reality defendants have settled an 11 year legal conflict over disputed technology migration. Each side is responsible for their own legal expenditures and owing each other nothing including all parties.  Based on this ruling, the Company recognized other income in the fiscal year ended March 31, 2021 due to the initial release of various debt and other liabilities associated with the settlement. In the period ended September 30, 2021, an additional review of the Dutro settlement impact was conducted and additional debts and liabilities were identified that should be released due to the terms of the settlement.  The Company in the period ended September 30, 2021 has recognized other income for the extinguishment of debt released in the amount of $576,426.    The total breakdown of the components of the Gain on the Extinguishment of Debt is as follows: .

Extinguishment of Debt
Professional Services & Consulting fees	$ 274,529
Note-Payable - Ed Johnson	86,615
Note Payable - L. Brown	20,000
Note Payable - Legal Fees	50,000
Accrued Interest related to Notes Payable	145,282
Total Extinguishment of Debt @ 9/30/2021	$ 576,426

Recognized in FY March 31, 2021	2,115,532

Total Extinguishment of Debt Recognized	$ 2,691,958

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

Results of Operations

Six Months Ended September 30, 2021 as Compared to the Six Months Ended September 30, 2020

Revenues -

The Company had no revenues for the six months ended September 30, 2021.

The Company had no revenues for the six months ended September 30, 2020.

Other Income-

Other income for the six months ended September 30, 2021 was $576,426 resulting from the Court decision and the terms of the agreed Dutro litigation settlement.  The total gain from the extinguishment of debt was composed of the forgiveness and related release of the following:  Professional Services & Consulting fees – $274,529;  NP – Ed Johnson - $86,615; NP – L Brown - $20,000; NP – Legal Fees - $50,000 and Accrued interest on NP - $145,282.

The Company had no other income for the six months ended September 30, 2020.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2021.

The Company had no operating expenses for the six months ended September 30, 2020.

General and Administrative Expenses -

General and administrative expenses were $19,682 for the six months ended September 30, 2021 which was made up primarily of Insurance - $8,979, State fees – $7,395 and Filling fees and other expense - $3,308.

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

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2021 was $0.

Depreciation expense for the six months ended September 30, 2020 was $0.

Interest Expense –

Interest expense for the six month period ended September 30, 2021 was $10,558.  In the review of the settlement impact, two loans were considered to be included as part of the settlement.  The full amount of the loan balances plus all accrued interest was treated as a gain on the extinguishment of debt as a result of the Court’s decision. See Note 7.

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

Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020

Revenues -

The Company had no revenues for the three months ended September 30, 2021.

The Company had no revenues for the three months ended September 30, 2020.

Other Income-

Other income for the three months ended September 30, 2021 was $576,426 resulting from the Court decision and the terms of the agreed Dutro litigation settlement. The total gain from the extinguishment of debt was composed of the forgiveness and related release of the following:  Professional Services & Consulting fees – $274,529;  NP – Ed Johnson - $86,615; NP – L Brown - $20,000; NP – Legal Fees - $50,000 and Accrued interest on NP - $145,282.

The company had no other income for the three months ended September 30, 2020.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2021.

The Company had no operating expenses for the three months ended September 30, 2020.

General and Administrative Expenses -

General and administrative expenses were $8,498 for the three months ended September 30, 2021 which was made up primarily of Insurance - $4,228, State fees – $2,600 and Filling fees and other expense - $1,670.

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

Interest Expense –

Interest expense for the three month period ended September 30, 2021 was $3,280.

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

Liquidity and Capital Resources

`

As of September 30, 2020, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2022 or for any future period.

Total Assets -

The Company had no assets as of September 30, 2021.

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

Total Liabilities -

Current liabilities as of September 30, 2021 were $9,830,007. The balance was composed of accounts payable and accrued liabilities of $9,666,007 and note payable to outside investors of $164,000.

Long term liabilities as of September 30, 2020 were $0.

Total liabilities as of September 30, 2020 were $9,830,007.

Cash flows -

	Six Months Ended	Six Months Ended
	September 30,	September 30,
Sources and Uses of Cash	2021	2020
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended September 30, 2020 and 2019
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the six months ended September 30, 2021 was $0. Operating activities were affected by net income – $546,186 and change in accounts payable and accrued liabilities – ($546,186).

Cash used in operations for the six months ended September 30, 2020 was $0. Operating activities were affected by net loss – ($70,346) and change in accounts payable and accrued liabilities - $70,346.

Investing Activities –

Cash used from investing activities for the six months ended for September 30, 2021 was $0.

Cash used from investing activities for the six months ended for September 30, 2020 was $0.

Financing Activities –

Cash provided from financing activities for the six months ended September 30, 2021 was $0.

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

Item 4.  Controls and Procedures

(a)Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2021, the Company’s disclosure controls and procedures were effective.

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

Initial adjustments  of $2,115,532 were made in the fiscal year ended March 31. 2021 to recognize  debt forgiveness resulting from the settlement.  The Company is still reviewing the impact of the settlement on the Company’s financial position. Additional adjustments of $576,426 were made in the current quarter to release liabilities and related accrued interest that were released due to the agreed terms of the settlement.  No further adjustments are expected at this time.

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

Sector 10, Inc.

November 12, 2021	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

November 12, 2021	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer