Form 10-Q
period 2021-12-31
SECTOR 10, Inc.
filed 2022-02-11
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

10900 NE 4th Street, Suite 2300

Bellevue, WA  98004

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

Yes ☐ No ☒

As of December 31, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the common stock, was $131,913.

As of February 9, 2022 the issuer had 305,778 shares of common stock outstanding.

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021 and March 31, 2021	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2021 and 2020 and for the period from inception, September 16, 2002 to December 31, 2021	4

	Unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and 2020 and for the period from inception, September 16, 2002, to December 31, 2021.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

	Signatures	17

Item 1. FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS, RELATED NOTES AND THE OTHER INFORMATION INCLUDED IN THIS REPORT HAVE NOT BEEN REVIEWED BY THE COMPANY’S OUTSIDE ACCOUNTANT PRIOR TO THE FILING OF THIS REPORT.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	-	-
Less: accumulated depreciation	-	-
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,676,491	$10,055,578
Note payable - short term	164,000	320,615
Total current liabilities	9,840,491	10,376,193
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	9,840,491	10,376,193
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(15,989,026)	(16,524,728)
Total shareholders' equity (deficit)	(9,840,491)	(10,376,193)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2021 and 2020 and

for the Period From Inception, September 16, 2002 to December 31, 2021

	Three Months Ended		Nine Months Ended		Inception to
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	7,204	11,575	26,886	49,252	14,485,736
Depreciation					24,106
Research and development					226,108
Total expenses	7,204	11,575	26,886	49,252	14,735,950
Income (loss) from operations	(7,204)	(11,575)	(26,886)	(49,252)	(14,735,482)
Interest expense	(3,280)	(7,278)	(13,838)	(39,948)	(3,314,707)
Other income (expense): Gain on extinguishment of debt	-	1,857,497	576,426	1,857,497	2,061,163
Net income (loss) before income taxes	(10,484)	1,838,644	535,702	1,768,297	(15,989,026)
Provision for income taxes	-	-	-	-	0
Net income (loss) after income taxes	$(10,484)	$1,838,644	$535,702	$1,768,297	$(15,989,026)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(0.03)	$6.01	$1.75	$5.78

Net Income (Loss)	$(0.03)	$6.01	$1.75	$5.78

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2021 and 2020 and for the Period From Inception,

September 16, 2002 to December 31, 2021

	Nine Months Ended		Inception to
	December 31, 2021	December 31, 2020	December 31, 2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$535,702	$1,768,297	$(15,989,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	(535,702)	(1,768,297)	9,550,579
Net cash used in operating activities	-	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the nine months ended December 31, 2021.  The inventory reflected on the books was $0 for the nine months ended December 31, 2021.

Note 3 – NOTES PAYABLE

Johnson Financing

Total interest accrued is $0 of which $2,598 was accrued in the first three months ended June 30, 2021. In the period ended September 30, 2021, an additional review of the Dutro settlement impact was conducted.  In the review of the settlement impact, three loans were considered to be included within the terms of the settlement agreement including the Johnson loan.  The full amount of the loan balances plus all accrued interest was treated as a gain on the extinguishment of debt as a result of the Court’s decision. No interest was accrued in the current period.  No further interest shall be accrued in future periods.

Dutro Financing:

In October 2020, The Court dismissed the Dutro Litigation with no amounts due either party. As a result of the Court’s decision, the contingent interest along with the full outstanding loan balance was forgiven and no future interest is due.   No interest was accrued in the current period. No further interest shall be accrued in future periods.

Employee Agreement:

The financial statements reflect an accrual of interest on unpaid wages and other compensation in the amount of $2,357,414. No amount was accrued during the current fiscal year.   In September 2020, the Company decided to stop all accruals of salary and employee contract interest as of the end of the fiscal year ended March 31, 2020.  No future accruals will be made for either interest on unpaid wages or on accrued wages.

Other Notes

Individuals – short term

Total interest accrued as of December 31, 2021 was $114,630 of which $7,340 was accrued during the nine months ended December 31, 2021.

Asher Enterprises, Inc.

Total interest accrued (without discount amortization) as of December 31, 2021 was $61,602 of which $3,900 was accrued during the nine months ended December 31, 2021 The current period interest is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	December 31, 2021	March 31, 2021
Interest – Johnson	2,598	10,394
Interest – Dutro Group	-	18,112
Interest - Employee Group	-	-
Interest – Other Notes	11,240	18,720
Total interest expense	$13,838	$47,226

Note Payable Balance		December 31, 2021	March 31, 2021
Edward Johnson – Johnson Financing	$		$86,615
Various Individuals – Other Notes		99,000	169,000
Asher Enterprises, Inc. – Other Notes		65,000	65,000
Total Note Payable – short term		$164,000	$320,615
Total Note Payable – long term		$-	$-

Total Notes Payable		$164,000	$320,615

Debt Maturity Schedule

As of December 31, 2021, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2022	$164,000
March 31, 2023	$-

Total	$164,000

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

During the Quarter ended: June 30, 2021

No equity transactions occurred in the period ended June 30, 2021

During the Quarter ended: September 30, 2021

No equity transactions occurred in the period ended September 30, 2021

During the Quarter ended: December 31, 2021

No equity transactions occurred in the period ended December 31, 2021

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the nine month period ended December 31, 2021. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

The Company recently settled the Dutro litigation and reviewing options for future business operations.   The litigation and a lack of net cash flow has hindered the operation of the Company and has set back the ability to raise capital and develop ongoing business in order to continue forward as a going concern. It is expected that limitation will continue to hinder the ability to continue as a going concern through the end of the fiscal year ended March 31, 2022 and  beyond.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2021 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

Note 7 – OTHER INCOME

On October 21, 2020, Sector 10 and the Dutro/Reality defendants have settled an 11 year legal conflict over disputed technology migration. Each side is responsible for their own legal expenditures and owing each other nothing including all parties .  Based on this ruling, the Company recognized other income in the fiscal year ended March 31, 2021 due to the initial release of various debt and other liabilities associated with the settlement. In the period ended September 30, 2021, an additional review of the Dutro settlement impact was conducted and additional debts and liabilities were identified that should be released due to the terms of the settlement.  The total breakdown of the components of the Gain on the Extinguishment of Debt is as follows: .

Extinguishment of Debt
Extinguishment of Debt recognized in period ended 9/30/2021	$ 576,426
Extinguishment of Debt recognized in fiscal year ended 3/31/2021	2,115,532

Total Extinguishment of Debt Recognized	$ 2,691,958

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

Overview

The Company markets the MRU and SRU products. The Company recently settled longstanding litigation with its former manufacturer.  Under the terms of the settlement, the Company maintained the rights to patented equipment.  The Company is currently evaluating various options for use of this equipment in future operations.  No plans have been finalized as of the date of this report.

Going Concern Qualification

Our notes to the financial statements disclose that the Company has generated no revenue or cash flow, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the impact of the recently settled litigation and the current restructuring discussions, the Company operations are not likely to produce positive cash flow until at least the end of the fiscal year ended March 31, 2022 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

Results of Operations

Nine Months Ended December 31, 2021 as Compared to the Six Months Ended December 31, 2020

Revenues -

The Company had no revenues for the nine months ended December 31, 2021.

The Company had no revenues for the nine months ended December 31, 2021.

Other Income-

Other income for the nine months ended December 31, 2021 was $576,426 resulting from the Court decision and the terms of the agreed Dutro litigation settlement.  The total gain from the extinguishment of debt was composed of the forgiveness and related release of the following:  Professional Services & Consulting fees – $274,529;  NP – Ed Johnson - $86,615; NP – L Brown - $20,000; NP – Legal Fees - $50,000 and Accrued interest on NP - $145,282.

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

Operating Expenses -

The Company had no operating expenses for the nine months ended December 31, 2021.

The Company had no operating expenses for the nine months ended December 31, 2020.

General and Administrative Expenses -

General and administrative expenses were $26,886 for the nine months ended December 31, 2021 which was made up primarily of Insurance - $13,275, State Fees / Other Expenses – $ 8,645 and Registration/Filing Fees – $4,966..

General and administrative expenses were $49,252 for the nine months ended December 31, 2020 which was made up primarily of Professional fees – Legal & Accounting fees $20,000, Insurance - $12,187, litigation expenses/travel - $15,000, State fees – $1,545 and Filing fees  - $520.

Depreciation Expense –

Depreciation expense for the nine months ended December 31, 2021 was $0.

Depreciation expense for the nine months ended December 31, 2020 was $0.

Interest Expense –

Interest expense for the nine month period ended December 31, 2021 was $26,886.

Interest expense for the nine month period ended December 31, 2020 was $39,948.

Three Months Ended December 31, 2021 as Compared to the Three Months Ended December 31, 2020

Revenues -

The Company had no revenues for the three months ended December 31, 2021.

The Company had no revenues for the three months ended December 31, 2020.

Other Income-

The Company had no other income for the three months ended December 31, 2021.

Other Income for the three months ended December 31, 2020 was $1,857,497 resulting from the Court decision and the agreed Dutro litigation settlement.  The total gain was composed of Dutro Litigation forgiveness of $939,191 and forgiveness of other contingent legal fees of $918,306.  The Dutro litigation forgiveness of $939,191 consists of forgiveness of Dutro Company Loan - $250,000, Vicki Davis Loan - $168,000, William Dutro Loan - $65,000, Contingent fee – Reality Engineering - $50,000, Contingent Fee – Lee Allen - $18,000, Contingent Interest – Dutro Company - $209,073, Contingent Interest – Vicki Davis - $129,150 and Contingent Interest – William Dutro - $49,968.

Operating Expenses -

The Company had no operating expenses for the three months ended December 31, 2021.

The Company had no operating expenses for the three months ended December 31, 2021.

General and Administrative Expenses -

General and administrative expenses were $7,204 for the three months ended December 31, 2021 which was made up primarily of Insurance - $4,296, Registration/Filing Fees – 1,658 and State Fees / Other Expenses – $1,250.

General and administrative expenses were $11,575 for the three months ended December 31, 2020 which was made up primarily of Insurance - $5,230, litigation expenses/travel - $5,000, State fees – $825 and Filing fees  - $520.

Depreciation Expense –

Depreciation expense for the three months ended December 31, 2021 was $0.

Depreciation expense for the three months ended December 31, 2020 was $0.

Interest Expense –

Interest expense for the three month period ended December 31, 2021 was 3,280.

Interest expense for the three month period ended December 31, 2020 was 7,278.

Liquidity and Capital Resources

As of December 31, 2021, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2022 or for any future period.

Total Assets -

The Company had no assets as of December 31, 2021.

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

Total Liabilities -

Current liabilities as of December 31, 2021 were $9,840,491. The balance was composed of accounts payable and accrued liabilities of $9,676,491 and note payable to outside investors of $164,000.

Long term liabilities as of December 31, 2020 were $0.

Total liabilities as of December 31, 2020 were $9,840,491.

Cash flows –

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
Sources and Uses of Cash	2021	2020
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended December 31, 2021 and 2020
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the nine months ended December 31, 2021 was $0. Operating activities were affected by net income – $535,702 and change in accounts payable and accrued liabilities – ($535,702).

Cash used in operations for the nine months ended December 31, 2020 was $0. Operating activities were affected by net income – $1,768,297 and change in accounts payable and accrued liabilities – ($1,768.297).

Investing Activities –

Cash used from investing activities for the nine months ended for December 31, 2021 was $0.

Cash used from investing activities for the nine months ended for December 31, 2020 was $0.

Financing Activities -

Cash provided from financing activities for the nine months ended for December 31, 2021 was $0.

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

Going Concern Qualification

Our notes to the financial statements disclose that the Company has generated no revenue or cash flow, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the impact of the recently settled litigation and the current restructuring discussions, the Company operations are not likely to produce positive cash flow until at least the end of the fiscal year ended March 31, 2022 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

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

•The Company relies on outsourced manufacturers for the production of all Sector 10 products.  The recently settled litigation and the current restructuring discussions results in indefinite delays in production capability and capacity.

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

Item 4.  Controls and Procedures

(a)Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective.

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

Sector 10, Inc.

February 10, 2022	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

February 10, 2022	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer