Form 10-K
period 2022-03-31
SECTOR 10, Inc.
filed 2022-06-15
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

As of March 31, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on closing price of $1 of the common stock, was approximately $131,913.

As of June 10, 2022 the issuer had 305,778 shares of common stock outstanding.

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

Initial adjustments of $2,115,532 were made in the fiscal year ended March 31. 2021 to recognize debt forgiveness resulting from the settlement. The Company is still reviewing the impact of the settlement on the Company’s financial position. Additional adjustments of $576,426 were made in the fiscal year to release liabilities and related accrued interest that were released due to the agreed terms of the settlement. No further adjustments are expected at this time.

No other litigation is ongoing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2022.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The prior litigation had impacted the Company operations which had caused delays in filing various reports. Due to the late filing, the Company Common Stock trading has been moved from the Over the Counter Bulletin Board under the symbol SECI.OB to trading on the Pink Sheets under the symbol SECI.PK. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of June 9, 2022, the Company had approximately 206 shareholders of record.

The following chart sets out the Volume, Open, High, Low and Close Price for the stock for the month end period from March 30, 2021 until March 31, 2022. The dates represent the last trading date for the respective month:

Date	Volume	Open	High	Low	Close
3/31/2022	0	1	1	1	1
2/28/2022	0	1	1	1	1
1/30/2022	102	1	1	1	1
12/31/2021	0	1	1	1	1
11/30/2021	0	1	1	1	1
10/29/2021	0	1	1	1	1
9/30/2021	970	1	1	1	1
8/31/2021	0	0.0001	0.0001	0.0001	0.0001
7/30/2021	0	1.87	1.87	1.87	1.87
6/30/2021	0	1.87	1.87	1.87	1.87
5/28/2021	100	1.9	1.9	1.9	1.9
4/30/2021	310	2	2	2	2
3/31/2021	0	2	2	2	2

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

Results of Operations for the year ended March 31, 2022 as compared to the year ended March 31, 2021.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2022.

The Company had no revenues for the fiscal year ended March 31, 2021.

Other Income-

Other Income-

Other Income for the fiscal year ended March 31, 2022 was $576,426 resulting from the Court decision and the terms of the agreed Dutro litigation settlement. The total gain from the extinguishment of debt was composed of the forgiveness and related release of the following: Professional Services & Consulting fees – $274,529; NP – Ed Johnson - $86,615; NP – L Brown - $20,000; NP – Legal Fees - $50,000 and Accrued interest on NP - $145,282.

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

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2022.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2021.

General and Administrative Expenses -

General and administrative expenses were $34,578 for the fiscal year ended March 31, 2022. These expenses are made up of insurance expenses - $17,885, filing fees – $6,098 and state franchise fees and other – $10,595. The primary difference from the prior year is that the Company is no longer accruing wages and payroll taxes and the impact of the litigation settlement.

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

Depreciation Expense –

Depreciation expense was $0 for the fiscal year ended March 31, 2022.

Depreciation expense was $0 for the fiscal year ended March 31, 2021.

Interest expense

The Company had interest expense of $17,119 for the year ended March 31, 2022.

The Company had interest expense of $47,226 for the year ended March 31, 2021. The primary difference from the prior year is that the Company is no longer accruing interest on unpaid wages and the impact of the litigation settlement.

Other expense

The Company had no other expense for the year ended March 31, 2022.

The Company had no other expense for the year ended March 31, 2021.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $0 with a deficit in working capital of $9,851,464 as of March 31, 2022 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $0 assets for the year ended March 31, 2022.

Working capital -

As of this filing date, the Company is in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products. The restructuring is ongoing, and no plans have been finalized as of the date of this report. Potential funding for operations is not expected until sometime in the fiscal year ended March 31, 2023 or beyond.

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

Liabilities -

Current liabilities as of March 31, 2022 were $9,851,464. The balance was composed of accounts payable and accrued liabilities of $9,687,464 and note payable to outside investors of $164,000.

Current liabilities as of March 31, 2021 were $10,376,193. The balance was composed of accounts payable and accrued liabilities of $10,055,578 and note payable to outside investors of $320,615.

Long term liabilities as of March 31, 2022 were $0.

Long term liabilities as of March 31, 2022 were $0.

Total liabilities as of March 31, 2022 were $9,851,464.

Cash flows –

	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2022	2021
Net cash provided by / (used in)
Operating activities	$0	$0
Investing activities	0	0
Financing activities	0	0

Increase/(decrease) in cash and cash equivalents	$0	$0

Years ended March 31, 2022 and 2021
Cash and cash equivalents	$0	$0

Operating Activities -

Cash used in operations for the year ended March 31, 2022 was $0. This included an income from operation of $524,729 and a net change in accounts payable and accrued liabilities of ($524,729). Income was generated from the extinguishment of debt resulting from the litigation settlement.

Cash used in operations for the year ended March 31, 2021 was $0. This included an income from operation of $2,019,710 and a net change in accounts payable and accrued liabilities of ($2,019,710). Income was generated from the extinguishment of debt resulting from the litigation settlement.

Investing Activities -

There was no cash used in Investing Activities for the year ended March 31, 2022.

There was no cash used in Investing Activities for the year ended March 31, 2021.

Financing Activities -

There was no of cash provided in financing activities for the year ended March 31, 2022.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2022. The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

For the Years Ended March 31, 2022 and 2021

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-
Fixed assets cost	-	-
Less: accumulated depreciation	-	-
Net fixed assets	-	-
Other assets - Network acquisition/development costs	-	-
Total assets	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,687,464	$10,055,578
Note payable - short term	164,000	320,615
Total current liabilities	9,851,464	10,376,193
Long term liabilities:
Note payable	0	0
Total long term liabilities	0	0
Total liabilities	9,851,464	10,376,193
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	0	0
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(15,999,999)	(16,524,728)
Total shareholders' equity (deficit)	(9,851,464)	(10,376,193)
Total liabilities and shareholders' equity (deficit)	$0	0

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2022 and 2021 and for the Period From Inception,

September 16, 2002 to March 31, 2022

	Years Ended		Inception to
	March 31, 2022	March 31, 2021	March 31, 2022
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	34,578	48,596	14,493,428
Depreciation			24,106
Research and development			226,108
Total expenses	34,578	48,596	14,743,642
Income (loss) from operations	(34,578)	(48,596)	(14,743,174)
Interest expense	(17,119)	(47,226)	(3,317,988)
Other income (expense)	576,426	2,115,532	2,061,163
Net income (loss) before income taxes	524,729	2,019,710	(15,999,999)
Provision for income taxes	0	0	0
Net income (loss) after income taxes	$524,729	$2,019,710	$(15,999,999)

Weighted Average Shares Outstanding - basic and diluted	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$1.72	$6.61

Net Income (Loss)	$1.72	$6.61

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the period from September 16, 2002 (inception) through March 31, 2022

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Balance at Inception, September, 16, 2002	-	$-	$-	$-
Issued Shares	10,000	10	(1,414)	-
Net loss for the period 12/31/2002	-	-	-	(3,586)
Net loss for the period 1/1/2003 to 3/31/2007	-	-	-	-
Recapitalization	5,464	6	(703,166)	-
Net loss for the period 3/31/2008	-	-	-	(123,946)
Issued Shares 3/31/2009	20,256	20	1,702,738	-
Gain on extinguishment of debt	-	-	10,850	-
Net loss for the period 3/31/2009	-	-	-	(532,775)
Issued Shares 3/31/2010	65,099	65	3,265,424	-
Net loss for the period 3/31/2010	-	-	-	(4,587,632)
Balance at March 31, 2010 (audited)	100,819	101	4,274,432	(5,247,939)
Issued Shares (unaudited)	243,443	243	1,199,745	-
Adjustment to value of stock options at 3/31/ 2011 (unaudited)	-	-	116,455	-
Discount on Convertible notes (unaudited)	-	-	206,324	-
Net loss for the period 3/31/2011 (unaudited)	-	-	-	(2,572,447)
Issued Shares (unaudited)	(23,315)	(23)	76,988	-
Adjust for 500-to 1 reverse split (unaudited)	(15,169)	(15)	152,451	-
Adjustment to value of stock options at 3/31/2012 (unaudited)	-	-	97,048	-
Net loss for the period 3/31/2012 (unaudited)	-	-	-	(1,447,492)
Adjustment to value of stock options at 3/31/2013 (unaudited)	-	-	24,786	-
Net loss for the period 3/31/2013 (unaudited)	-	-	-	(963,191)
Net loss for the period 3/31/2014 (unaudited)	-	-	-	(997,806)
Net loss for the period 3/31/2015 (unaudited)	-	-	-	(1,074,487)
Net loss for the period 3/31/2016 (unaudited)	-	-	-	(1,137,218)
Net loss for the period 3/31/2017 (unaudited)	-	-	-	(1,219,080)
Net loss for the period 3/31/2018 (unaudited)	-	-	-	(1,221,132)
Net loss for the period 3/31/2019 (unaudited)	-	-	-	(1,305,383)
Net loss for the period 3/31/2020 (unaudited)	-	-	-	(1,358,263)
Net income for the period 3/31/2021 (unaudited)	-	-	-	2,019,710
Balance at March 31, 2021 (unaudited)	305,778	$306	$6,148,229	$(16,524,728)
Net income for the period 3/31/2022 (unaudited)	-	-	-	524,729
Balance at March 31, 2022 (unaudited)	305,778	$306	$6,148,229	$(15,999,999)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended March 31, 2022 and 2021

and for the Period From Inception,

September 16, 2002, to March 31, 2022

	Years Ended		Inception to
	March 31, 2022	March 31, 2021	March 31, 2022
Cash Flows from Operating Activities:
Net Loss	$524,729	$2,019,710	$(15,999,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	(524,729)	(2,019,710)	9,561,552
Net cash used in operating activities	-	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS OPERATIONS

The Company markets the MRU – SRU product lines and the various solutions related to mobile assets

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited consolidated condensed financial statements of Sector 10, Inc. (“Sector 10” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-K and required by Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company has no sales and no receivables outstanding for the fiscal year ended March 31, 2022.

Inventory

Inventories are valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. There was no sales activity and no inventory on hand at the fiscal year ended March 31, 2022. The inventory has been recorded at no value as of March 31, 2022. Therefore, for the fiscal year ended March 31, 2022, all inventory and the related reserve was $0.

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

The Company provides for depreciation of property and equipment principally by use of the straight-line method for financial reporting purposes. Depreciation begins in the month that depreciable assets are placed in service. The only assets currently placed in service are computers and furniture and equipment. Computers and depreciable equipment are estimated to have a useful life of 5 years. Depreciation is computed based on a straight line basis over the estimated useful life. All property and equipment is fully depreciated at the end of the fiscal year end. And is no longer reflected as an asset.

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

Revenue Recognition

The Company had no sales activity during the current fiscal year ended March 31, 2022. The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

Impact of Recent Accounting Pronouncements

Sector 10 does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 3 – INVENTORY

There were no sales in the year ended March 31, 2022. The inventory reflected on the books was $0 for the fiscal year ended March 31. 2022.

Note 4 – NOTES PAYABLE

Johnson Financing

Total interest accrued as of March 31, 2022 is $0 . A total of $2,598 was accrued in the first three months ended June 30, 2021. In the period ended September 30, 2021, an additional review of the Dutro settlement impact was conducted. In the review of the settlement impact, three loans were considered to be included within the terms of the settlement agreement including the Johnson loan. The full amount of the loan balances plus all accrued interest was treated as a gain on the extinguishment of debt as a result of the Court’s decision. No interest was accrued since June 30, 2021. No further interest shall be accrued in future periods.

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

Other Notes

Individuals – short term

Total interest accrued as of March 31, 2022 was $80,794 of which $9,401 was accrued during the fiscal year ended March 31, 2022. The current period interest is included as part of other notes interest.

In the period ended September 30, 2021, an additional review of the Dutro settlement impact was conducted. In the review of the settlement impact, three loans were considered to be included within the terms of the settlement agreement including two individual loans totaling $70,000. The full amount of the loan balances plus all accrued interest of $35,816 was treated as a gain on the extinguishment of debt as a result of the Court’s decision. No interest was accrued on these loans since June 30, 2021. No further interest shall be accrued on these loans in future periods.

Asher Enterprises, Inc.

Total interest accrued as of March 31, 2022 was $62,902 of which $5,200 was accrued during the fiscal year ended March 31, 2022. The current period interest is included as part of other notes interest.

Summary of Interest and Notes Payable

Interest expense	March 31, 2022	March 31, 2021

Interest – Johnson	2,598	10,394
Interest – Dutro Group	-	18,112
Interest - Employee Group	-	-
Interest – Other Notes	14,601	18,720
Total interest expense	$17,119	$47,226

Note Payable Balance	March 31, 2022	March 31, 2021

Edward Johnson – Johnson Financing	$-	$86,615
Various Individuals – Other Notes	99,000	169,000
Asher Enterprises, Inc. – Other Notes	65,000	65,000
Vicki Davis - Dutro Group	-	-
William Dutro – Dutro Group	-	-
Dutro Company – Dutro Group	-	-
Total Note Payable – short term	$164,000	$320,615
Total Note Payable – long term	-	$-

Total Notes Payable	$164,000	$320,615

Debt Maturity Schedule

As of March 31, 2022 the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount

March 31, 2022	164,000
March 31, 2023	-
March 31, 2024	-

Total	$164,000

All interest is due under the terms of the various agreements. However future interest payments will not be made until cash flow issues are resolved, funding is available and a satisfactory revised payment arrangement is completed by all parties.

Note 5 – EQUITY

During the Fiscal Year ended: March 31, 2022:

No equity transactions occurred in the period ended March 31, 2022

During the Fiscal Year ended: March 31, 2021:

No equity transactions occurred in the period ended March 31, 2021

Note 6 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year. No revenues were generated for the fiscal year ended March 31, 2022. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Deferred tax assets:
NOL Carryover	$408,944	$327,348
Related Party Accruals	2,160,033	2,152,394
Accrued Expenses	261,833	361,501

Deferred tax liabilities
Depreciation	0	0

Valuation allowance	(2,830,810)	(2,841,243)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2022 and 2021 due to the following:

	March 31, 2022	March 31, 2021

Book Income	$131,182	$504,928
Depreciation	0	0
Meals & Entertainment	0	0
Stock for Services & Finance	0	0
Related Party Accruals	7,640	10,425
Accrued Expenses	(99,669)	(394,602)
Impairment Loss	0	0
NOL Utilized	(39,153)	(120,751)
	$-	$-

At March 31, 2022, the Company had net operating loss carryforwards of approximately $1,635,777 that may be offset against future taxable income. No tax provision has been reported in the March 31, 2022 financial statements since the potential tax benefit is offset by a the NOL carryover of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2022 the Company had no accrued interest or penalties related to uncertain tax positions.

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

Gain on Extinguishment of Debt

Dutro Company Loan	$250,000
Vicki Davis Loan	168,000
William Dutro Loan	65,000
Reality Engineering - Contingent Fee	50,000
Lee Allen - Contingent Fee	18,000
Dutro Company - Contingent Interest	209,073
Vicki Davis - Contingent Interest	129,150
William Dutro - Contingent Interest	49,968
Total Dutro Group Direct	939,191
Law Firm Legal Fees - Contingent Reserve	918,306
Legal Fees Accrued for litigation	258,035
Total Dutro Group Direct	1,176,341
Total Amounts released due to Court Settlement	2,115,532
Amount previously paid	-
Gain on Extinguishment of Debt	$2,115,532

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

Extinguishment of Debt
Professional Services & Consulting fees	$274,529
Note-Payable - Ed Johnson	86,615
Note Payable - L. Brown	20,000
Note Payable - Legal Fees	50,000
Accrued Interest related to Notes Payable	145,282
Total Extinguishment of Debt @ 9/30/2021	$576,426

Recognized in FY March 31, 2021	2,115,532

Total Extinguishment of Debt Recognized	$2,691,958

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2022 our internal control over financial reporting were effective.

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

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of March 31, 2022, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Title	Director or Officer Since
Pericles DeAvila	52	Chairman of the Board and Acting President, Chief Executive	May 12, 2011
		Officer
Laurence A. Madison	66	Director and Acting Chief Financial Officer / Secretary / Treasurer	May 12, 2011

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

Laurence A. Madison, Director and Acting CFO, Secretary and Treasurer

Mr. Madison has more than 35 years of experience in public accounting, tax and financial consulting. He has experience as the Chief Financial Officer in both public and private companies. Madison brings Sector 10 experience and expertise in Sarbanes-Oxley compliance and corporate governance. Prior to joining Sector 10, Mr. Madison worked with a large national internal audit consulting firm where he was responsible for reviewing financial processes and controls for large multi-national public companies to ensure compliance under Sarbanes- Oxley. Mr. Madison worked for over 10 years in “Big Four” accounting firms and for 25 years running his own financial consulting firm where he specialized in providing Chief Financial Officer, tax and financial consulting services to private companies and assisted in raising capital for growth companies. Mr. Madison is licensed in Illinois as a Certified Public Accountant and a member of the AICPA and Illinois CPA Society. He has a Bachelor of Accounting from Purdue University and a Master of Science in Taxation from DePaul University.

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

Name	Fiscal Year	Compensation
Peric DeAvila	2022	$0
Laurence A. Madison	2022	$0
Peric DeAvila	2021	$0
Laurence A. Madison	2021	$0
Peric DeAvila	2020	$339,000
Laurence A. Madison	2020	$321,000

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place. As of the year ended March 31, 2022, the agreement continues on the “at will” status.

There was no cash compensation to officers in the fiscal year ended March 31, 2022 and no cash compensation was paid in the year ended March 31, 2021. Unpaid compensation was accrued through the fiscal year ended March 31, 2020. The amount accrued was based on the terms set forth in the employment agreements. No accruals were made for unpaid compensation in the fiscal year ended March 31, 2022. No further accruals will be made until the Company completes its new corporate plan which is currently under review.

Bonuses and Deferred Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2022. Under the agreement, the parties are entitled to a cash bonus and a stock bonus.

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

No current deferred compensation programs are established as of March 31, 2022. The Company reserves the right to establish such a plan in the future.

Compensation Pursuant to Plans.

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place. As of the year ended March 31, 2022 the agreement continues on the “at will” status.

Pension Table

The Company reserves the right to establish a Company retirement plan. No such plan exists at the March 31, 2022

Other Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2022. Under the agreement, the following other provisions

Welfare, Benefit, Savings and Retirements

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

Compensation of Directors.

The Company compensates all Directors with the issuance of Company common shares. A total of 50,000 shares are issued for a year of service as a director. As the Company develops and/or new directors are added, the Board may revise the compensation for directors. No shares will be issued until the Dutro litigation is concluded at which time cumulative share will be issued as required and as scheduled by the Board of Directors. No stock has been issued during the current fiscal year..

Termination of Employment and Change of Control Arrangement

The CEO and CFO have executed employment agreements that provide minimum base salary, bonuses and other benefits. The agreement continues through the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place. As of the year ended March 31, 2022, the agreement continues on the “at will” status. If a change in control of the Company occurs, the provisions require immediate vesting in all unpaid benefits under the agreement. The minimum due under such an arrangement for any change in control would be an amount equal to three times the compensation due in the last fiscal year under the agreement. The amount shall be due and payable the day before any transaction resulting in such change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2022 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 305,778 issued and outstanding shares of the Company’s Common Stock and 351,728 shares that include issued and outstanding shares plus shares that have been accrued but not issued as of March 31, 2021 (after reflecting the impact of the reverse stock split), and the name and shareholdings of each director and of all officers and directors as a group.

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

(1)Anti-dilution agreements were entered into with Sector 10 Holdings, Inc. in November 2009 and officers Peric DeAvila and Laurence Madison in February 2010. The above percentages do not reflect all shares that the anti-dilution provisions provide the shareholders that have been accrued but not issued as of March 31, 2022. Therefore the percentages would be increased by approximately 5% total if such dilution shares were issued.

(2)The shares described above have been adjusted to reflect the impact of the 500-1 reverse stock split effective on February 14, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS During the Year ended March 31, 2022:

The Company was involved in litigation which was settled during the fiscal year ended March 2021. Any related transactions involved the representation of the Company and its management in the prior litigation. No other related transactions occurred during the fiscal year ended March 31, 2022.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES -

	2022	2021
Audit Fees	$-	$-
Audit and Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$-	$-

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: June 13, 2022	By	/s/ Pericles DeAvila
Pericles DeAvila,
Principal Executive Officer

Date: June 13, 2022	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer