Form 10-Q
period 2022-09-30
SECTOR 10, Inc.
filed 2022-10-27
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

10900 NE 4th Street, Suite 2300

Bellevue, WA   98004

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

Yes ☐ No ☒

As of September 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the common stock, was $4,023.

As of October 24, 2022 the issuer had 305,778 shares of common stock outstanding.

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and March 31, 2022	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2022 and 2021 and for the period from inception, September 16, 2002 to September 30, 2022	4

	Unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and 2021 and for the period from inception, September 16, 2002, to September 30, 2022.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	12

Part II. Other Information

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures	13

Item 1. FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS, RELATED NOTES AND THE OTHER INFORMATION INCLUDED IN THIS REPORT HAVE NOT BEEN REVIEWED BY THE COMPANY’S OUTSIDE ACCOUNTANT PRIOR TO THE FILING OF THIS REPORT.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	-	-
Less: accumulated depreciation	-	-
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,698,677	$9,687,464
Note payable - short term	164,000	164,000
Total current liabilities	9,862,677	9,851,464
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	9,862,677	9,851,464
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(16,011,212)	(15,999,999)
Total shareholders' equity (deficit)	(9,862,677)	(9,851,464)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2022 and 2021 and

for the Period From Inception, September 16, 2002 to September 30, 2022

	Three Months Ended		Six Months Ended		Inception to
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	3,008	8,498	4,653	19,682	14,498,081
Depreciation					24,106
Research and development					226,108
Total expenses	3,008	8,498	4,653	19,682	14,748,295
Income (loss) from operations	(3,008)	(8,498)	(4,653)	(19,682)	(14,747,827)
Interest expense	(3,280)	(3,280)	(6,560)	(10,558)	(3,324,548)
Other income (expense)	-	576,426	0	576,426	2,061,163
Net income (loss) before income taxes	(6,288)	564,648	(11,213)	546,186	(16,011,212)
Provision for income taxes	-	-	0	-	0
Net income (loss) after income taxes	$(6,288)	$564,648	$(11,213)	$546,186	$(16,011,212)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(0.02)	$1.85	$(0.04)	$1.79

Net Income (Loss)	$(0.02)	$1.85	$(0.04)	$1.79

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2022 and 2021 and for the Period From Inception,

September 16, 2002 to September 30, 2022

	Six Months Ended		Inception to
	September 30, 2022	September 30, 2021	September 30, 2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(11,213)	$546,186	$(16,011,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	11,213	(546,186)	9,572,765
Net cash used in operating activities	-	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the six months ended September 30, 2022.  The inventory reflected on the books was $0 for the six months ended September 30, 2022.

Note 3 – NOTES PAYABLE

Various Individuals

Total interest accrued as of September 30, 2022 was $84,753 of which $3,960 was accrued during the six months ended September 30, 2022.

Other Notes.

Total interest accrued (without discount amortization) as of September 30, 2022 was $65,502 of which $2,600 was accrued during the six months ended September 30, 2022. The current period interest is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	September 30, 2022	March 31, 2022

Various Individuals	3,960	2,598
Other Notes	2,600	14,601
Total interest expense	$6,560	$17,119

Note Payable Balance	September 30, 2022	March 31, 2022

Various Individuals	$99,000	$99,000
Other Notes	65,000	65,000
Total Note Payable – short term	$164,000	$164,000
Total Note Payable – long term	$-	$-

Total Notes Payable	$164,000	$164,000

Debt Maturity Schedule

As of December 31, 2021, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2023	$164,000
March 31, 2024	$-

Total	$164,000

All interest is due under the terms of the various agreements.  However future interest payments will not be made until the restructuring plan has been implemented and a satisfactory revised payment arrangement is completed by all parties.

Note 4 – EQUITY

During the Quarter ended: June 30, 2022

No equity transactions occurred in the period ended June 30, 2022

During the Quarter ended: September 30, 2022

No equity transactions occurred in the period ended September 30, 2022

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the six month period ended September 30, 2022. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s financial statements for the six month period ended September 30, 2022 and 2021 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of September 30, 2022 the Company had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Six Months Ended September 30, 2022 as Compared to the Six Months Ended September 30, 2021

Revenues -

The Company had no revenues for the six months ended September 30, 2022.

The Company had no revenues for the six months ended September 30, 2021.

Other Income-

The Company had no other income for the six months ended September 30, 2022.

Other income for the six months ended September 30, 2021 was $576,426 resulting from the extinguishment of debt from a previous litigation settlement which was composed of the forgiveness and related release of the following:

Professional Services & Consulting fees – $324,529;  Notes payable – $106,615 and Accrued interest on Notes Payable - $145,282.

Operating Expenses -

The Company had no operating expenses for the six months ended September 30, 2022.

The Company had no operating expenses for the six months ended September 30, 2021.

General and Administrative Expenses -

General and administrative expenses were $4,653 for the six months ended September 30, 2022 which was made up primarily of Filing Fees - $3,303 and State fees – $1,350.

General and administrative expenses were $19,682 for the six months ended September 30, 2021 which was made up primarily of Insurance - $8,979, State fees – $7,395 and Filling fees and other expense - $3,308.

Depreciation Expense –

Depreciation expense for the six months ended September 30, 2022 was $0.

Depreciation expense for the six months ended September 30, 2021 was $0.

Interest Expense –

Interest expense for the six month period ended September 30, 2022 was $6,560.

Interest expense for the six month period ended September 30, 2021 was $10,558.

Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

Revenues -

The Company had no revenues for the three months ended September 30, 2022.

The Company had no revenues for the three months ended September 30, 2021.

Other Income -

The company had no other income for the three months ended September 30, 2022.

Other income for the three months ended September 30, 2021 was $576,426 resulting from the extinguishment of debt from a previous litigation settlement which was composed of the forgiveness and related release of the following: Professional Services & Consulting fees – $324,529; Notes payable – $106,615 and Accrued interest on Notes Payable - $145,282.

Operating Expenses -

The Company had no operating expenses for the three months ended September 30, 2022.

The Company had no operating expenses for the three months ended September 30, 2021.

General and Administrative Expenses -

General and administrative expenses were $3,008 for the three months ended September 30, 2022 which was made up primarily of Filing Fees - $1,658 and State fees – $1,350.

General and administrative expenses were $8,498 for the three months ended September 30, 2021 which was made up primarily of Insurance - $4,228, State fees – $2,600 and Filling fees and other expense - $1,670.

Depreciation Expense –

Depreciation expense for the three months ended September 30, 2022 was $0.

Depreciation expense for the three months ended September 30, 2021 was $0.

Interest Expense –

Interest expense for the three month period ended September 30, 2022 was $3,280.

Interest expense for the three month period ended September 30, 2021 was $3,280.

Liquidity and Capital Resources

As of September 30, 2022, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2023 or for any future period.

Total Assets -

The Company had no assets as of September 30, 2022.

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

Total Liabilities -

Current liabilities as of September 30, 2022 were $9,862,677. The balance was composed of accounts payable and accrued liabilities of $9,698,677 and note payable to outside investors of $164,000.

Long term liabilities as of September 30, 2022 were $0.

Total liabilities as of September 30, 2022 were $9,862,677.

Cash flows -

	Six Months Ended	Six Months Ended
	September 30,	September 30,
Sources and Uses of Cash	2022	2021
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended September 30, 2022 and 2021
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the six months ended September 30, 2022 was $0. Operating activities were affected by net income – ($11,213) and change in accounts payable and accrued liabilities – $11,213.

Cash used in operations for the six months ended September 30, 2021 was $0. Operating activities were affected by net income – $546,186 and change in accounts payable and accrued liabilities – ($546,186).

Investing Activities –

Cash used from investing activities for the six months ended for September 30, 2022 was $0.

Cash used from investing activities for the six months ended for September 30, 2021 was $0.

Financing Activities –

Cash provided from financing activities for the six months ended September 30, 2022 was $0.

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

Item 4.  Controls and Procedures

(a)Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Applicable shareholders with anti-dilution rights have notified the Company of their intention to exercise their anti-dilution rights.  No ani-dilution rights were exercised in the quarter ended September 30, 2022.

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

Sector 10, Inc.

October 27, 2022	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

October 27, 2022	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer