Form 10-Q
period 2022-12-31
SECTOR 10, Inc.
filed 2023-02-13
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

10900 NE 4th Street, Suite 2300

Bellevue, WA   98004

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

Yes ☐ No ☒

As of December 31, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the common stock, was under $500.

As of February 9, 2023 the issuer had 305,778 shares of common stock outstanding.

TABLE OF CONTENTS

Sector 10, Inc.

Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2022 and March 31, 2022	3

	Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2022 and 2021 and for the period from inception, September 16, 2002 to December 31, 2022	4

	Unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021 and for the period from inception, September 16, 2002, to December 31, 2022.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	13

Part II. Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

	Signatures	14

Item 1. FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS, RELATED NOTES AND THE OTHER INFORMATION INCLUDED IN THIS REPORT HAVE NOT BEEN REVIEWED BY THE COMPANY’S OUTSIDE ACCOUNTANT PRIOR TO THE FILING OF THIS REPORT.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Inventory, net	-	-
Total current assets	-	-

Fixed assets –cost	-	-
Less: accumulated depreciation	-	-
Net fixed assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,643,615	$9,687,464
Note payable - short term	164,000	164,000
Total current liabilities	9,807,615	9,851,464
Long term liabilities:
Note payable	-	-
Total long term liabilities	-	-
Total liabilities	9,807,615	9,851,464
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(15,956,150)	(15,999,999)
Total shareholders' equity (deficit)	(9,807,615)	(9,851,464)
Total liabilities and shareholders' equity (deficit)	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2022 and 2021 and

for the Period From Inception, September 16, 2002 to December 31, 2022

	Three Months Ended		Nine Months Ended		Inception to
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	$-	$18,500
Cost of Sales	-	-	-	-	(18,032)
Gross Profit	-	-	-	-	468

Expenses:
General and administrative	1,658	7,204	6,311	26,886	14,499,739
Depreciation					24,106
Research and development					226,108
Total expenses	1,658	7,204	6,311	26,886	14,749,953
Income (loss) from operations	(1,658)	(7,204)	(6,311)	(26,886)	(14,749,485)
Interest expense	(3,280)	(3,280)	(9,840)	(13,838)	(3,327,828)
Other income (expense)	60,000	-	60,000	576,426	2,121,163
Net income (loss) before income taxes	55,062	(10,484)	43,849	535,702	(15,956,150)
Provision for income taxes	-	-	-	-	-
Net income (loss) after income taxes	$55,062	$(10,484)	$43,849	$535,702	$(15,956,150)

Weighted Average Shares Outstanding - basic and diluted*	305,778	305,778	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$0.18	$(0.03)	$0.14	$1.75

Net Income (Loss)	$0.18	$(0.03)	$0.14	$1.75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2022 and 2021 and for the Period From Inception,

September 16, 2002 to December 31, 2022

	Nine Months Ended		Inception to
	December 31, 2022	December 31, 2021	December 31, 2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$43,849	$535,702	$(15,956,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	(43,849)	(535,702)	9,517,703
Net cash used in operating activities	-	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	$-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the nine months ended December 31, 2022.  The inventory reflected on the books was $0 for the nine months ended December 31, 2022.

Note 3 – NOTES PAYABLE

Various Individuals

Total interest accrued as of December 31, 2022 was $86,734 of which $5,940 was accrued during the nine months ended December 31, 2022.

Other Notes.

Total interest accrued (without discount amortization) as of December 31, 2022 was $66,802 of which $3,900 was accrued during the nine months ended December 31, 2022. The current period interest is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	December 31, 2022	March 31, 2022

Various Individuals	5,940	2,598
Other Notes	3,900	14,601
Total interest expense	$9,840	$17,119

Note Payable Balance	September 30, 2022	March 31, 2022

Various Individuals	$99,000	$99,000
Other Notes	65,000	65,000
Total Note Payable – short term	$164,000	$164,000
Total Note Payable – long term	$-	$-
	-	-
Total Notes Payable	$164,000	$164,000

Debt Maturity Schedule

As of December 31, 2021, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2023	$164,000
March 31, 2024	$-

Total	$164,000

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

During the Quarter ended: June 30, 2022

No equity transactions occurred in the period ended June 30, 2022

During the Quarter ended: September 30, 2022

No equity transactions occurred in the period ended September 30, 2022

During the Quarter ended: December 31, 2022

No equity transactions occurred in the period ended December 31, 2022

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the nine month period ended December 31, 2022. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s financial statements for the nine month period ended December 31, 2022 and 2021 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2022 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

Note 7 – OTHER INCOME

On October 21, 2020, Sector 10 settled an 11 year legal conflict. Based on this ruling, the Company recognized other income in the fiscal year ended March 31, 2021 due to the initial release of various debt and other liabilities associated with the settlement. In subsequent periods, an additional review of the settlement impact was conducted and additional debts and liabilities were identified that should be released due to the terms of the settlement.  The total breakdown of the components of the Gain on the Extinguishment of Debt is as follows: .

Extinguishment of Debt
Extinguishment of Debt recognized in fiscal year ended 3/31/2021	$ 2,115,532
Extinguishment of Debt recognized in period ended 9/30/2021	576,426
Extinguishment of Debt recognized in period ended 12/31/2022	60,000
Total Extinguishment of Debt Recognized	$ 2,751,958

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

Going Concern Qualification

Our notes to the financial statements disclose that the Company has generated no revenue or cash flow, has incurred net losses for the fiscal year and has a working capital deficiency. The Company operations are not likely to produce positive cash flow until at least the fiscal year ended March 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

Results of Operations

Nine Months Ended December 31, 2022 as Compared to the Nine Months Ended December 31, 2021

Revenues -

The Company had no revenues for the nine months ended December 31, 2022.

The Company had no revenues for the nine months ended December 31, 2021.

Other Income-

Other income for the nine months ended December 31, 2022 was $60,000 resulting from the extinguishment of debt from a previous litigation settlement which was composed of the forgiveness and related release of Professional Services & Consulting fees – $60,000.

Other income for the nine months ended December 31, 2021 was $576,426 resulting from the extinguishment of debt from a previous litigation settlement which was composed of the forgiveness and related release of the following: Professional Services & Consulting fees – $324,529;  Notes payable – $106,615 and Accrued interest on Notes Payable - $145,282.

Operating Expenses -

The Company had no operating expenses for the nine months ended December 31, 2022.

The Company had no operating expenses for the nine months ended December 31, 2021.

General and Administrative Expenses -

General and administrative expenses were $6,311 for the nine months ended December 31, 2022 which was made up primarily of Filing Fees - $4,961 and State fees – $1,350.

General and administrative expenses were $26,886 for the nine months ended December 31, 2021 which was made up primarily of Insurance - $13,275, State Fees / Other Expenses – $ 8,645 and Registration/Filing Fees – $4,966

Depreciation Expense –

Depreciation expense for the nine months ended December 31, 2022 was $0.

Depreciation expense for the nine months ended December 31, 2021 was $0.

Interest Expense –

Interest expense for the nine month period ended December 31, 2022 was $9,840.

Interest expense for the nine month period ended December 31, 2021 was $13,838.

Three Months Ended December 31, 2022 as Compared to the Three Months Ended December 31, 2021

Revenues -

The Company had no revenues for the three months ended December 31, 2022.

The Company had no revenues for the three months ended December 31, 2021.

Other Income-

Other income for the three months ended December 31, 2022 was $60,000 resulting from the extinguishment of debt from a previous litigation settlement which was composed of the forgiveness and related release of Professional Services & Consulting fees – $60,000.

The Company had no other income for the three months ended December 31, 2021.

Operating Expenses -

The Company had no operating expenses for the three months ended December 31, 2022.

The Company had no operating expenses for the three months ended December 31, 2021.

General and Administrative Expenses -

General and administrative expenses were $1,658 for the three months ended December 31, 2022 which was made up primarily of Filing Fees - $1,658.

General and administrative expenses were $7,204 for the three months ended December 31, 2021 which was made up primarily of Insurance - $4,296, Registration/Filing Fees – 1,658 and State Fees / Other Expenses – $1,250.

Depreciation Expense –

Depreciation expense for the three months ended December 31, 2022 was $0.

Depreciation expense for the three months ended December 31, 2021 was $0.

Interest Expense –

Interest expense for the three month period ended December 31, 2022 was $3,280.

Interest expense for the three month period ended December 31, 2021 was $3,280.

Liquidity and Capital Resources

As of December 31, 2022, Sector 10 had cash of $0.  This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2023 or for any future period.

Total Assets -

The Company had no assets as of December 31, 2022.

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

Total Liabilities -

Current liabilities as of December 31, 2022 were $9,807,615. The balance was composed of accounts payable and accrued liabilities of $9,643,615 and note payable to outside investors of $164,000.

Long term liabilities as of December 31, 2022 were $0.

Total liabilities as of December 31, 2022 were $9,807,615.

Cash flows -

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
Sources and Uses of Cash	2022	2021
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended December 31, 2022 and 2021
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the nine months ended December 31, 2022 was $0. Operating activities were affected by net income – $43,849 and change in accounts payable and accrued liabilities – ($43,849).

Cash used in operations for the nine months ended December 31, 2021 was $0. Operating activities were affected by net income – $535,702 and change in accounts payable and accrued liabilities – ($535,702).

Investing Activities –

Cash used from investing activities for the nine months ended for December 31, 2022 was $0.

Cash used from investing activities for the nine months ended for December 31, 2021 was $0.

Financing Activities –

Cash provided from financing activities for the nine months ended December 31, 2022 was $0.

Cash provided from financing activities for the nine months ended December 31, 2021 was $0.

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

Going Concern Qualification

Our notes to the financial statements disclose that the Company has generated no revenue or cash flow, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the current restructuring discussions, the Company operations are not likely to produce positive cash flow until at least the end of the fiscal year ended March 31, 2023 and into the next fiscal year. . These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

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

Item 4.  Controls and Procedures

(a)Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Applicable shareholders with anti-dilution rights have notified the Company of their intention to exercise their anti-dilution rights.  No ani-dilution rights were exercised in the quarter ended December 31, 2022.

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

Sector 10, Inc.

February 10, 2023	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

February 10, 2023	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer