Form 10-K
period 2023-03-31
SECTOR 10, Inc.
filed 2023-06-09
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

10900 NE 4th Street, Suite 2300

Bellevue, WA  98004

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

As of March 31, 2023, the aggregate market value of the voting and non-voting common equity totaling 118,904 common shares held by non-affiliates, computed based on the average bid and asked price of the common stock, was $595.

As of June 6, 2023 the issuer had 305,778 shares of issued common stock outstanding. An additional 6,480,000 common shares have been accrued as of March 31, 2023 and are unissued as of June 6, 2023.  There was a total of 6,785,778 common shares issued and accrued but not yet issued as of June 6, 2023.

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

Business

The Company has marketing rights over the MRU and SRU products. The Company is currently evaluating various options for use of this equipment and other products in future operations.  No plans have been finalized as of the date of this report.

Employees

As of March 31, 2023, the Company has 2 employees and no current payroll.  A total of 2 persons (Acting CEO and Acting CFO) work part time for the company and also work with the majority shareholder Sector 10 Holdings, Inc.  In prior fiscal years, the CEO and CFO compensation was accrued on the Company books until the Company decided to cease accruing any compensation until a new plan has been established for the Company. A new plan is currently being reviewed.   No compensation other than accrual for stock was accrued and no cash compensation was paid during the fiscal year ended March 31, 2023.

ITEM 2 DESCRIPTION OF PROPERTIES

The Company’s administrative offices are located in an office facility located at 10900 NE 4th Street, Suite 2300

Bellevue, WA  98004

ITEM 3. LEGAL PROCEEDINGS

There is no pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the Company’s fiscal year ended March 31, 2023.

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

The following chart sets out the Volume, Open, High, Low and Close Price for the stock for the month end period from March 31, 2022 until March 31, 2023.  The dates represent the last trading date for the respective month:

Date	Volume	Open	High	Low	Close
3/31/2023	0	0.0050	0.0050	0.0050	0.0050
2/28/2023	0	0.0050	0.0050	0.0050	0.0050
1/31/2023	0	0.0305	0.0305	0.0305	0.0305
12/30/2022	0	0.0021	0.0021	0.0021	0.0021
11/30/2022	1,647	0.0305	0.0305	0.0305	0.0305
10/31/2022	0	0.0305	0.0305	0.0305	0.0305
9/30/2022	0	0.0129	0.0129	0.0129	0.0129
8/31/2022	0	0.0301	0.0301	0.0301	0.0301
7/29/2022	0	0.0301	0.0301	0.0301	0.0301
6/30/2022	0	0.0301	0.0301	0.0301	0.0301
5/31/2022	0	0.0301	0.0301	0.0301	0.0301
4/29/2022	0	0.0301	0.0301	0.0301	0.0301
3/31/2022	0	1.0000	1.0000	1.0000	1.0000

ITEM 6.  SELECTED FINANCIAL DATA

  None

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company’s cash balance is insufficient to satisfy the Company’s cash requirements for the next 12 months.

Our notes to the financial statements disclose that the cash flow of the Company has been absorbed in operating activities, has incurred a minimal net income for the fiscal year and has a working capital deficiency. Due to the current restructuring, the Company operations are not likely to produce positive cash flow until at least the fiscal year ended March 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

Results of Operations for the year ended March 31, 2023 as compared to the year ended March 31, 2022.

Revenues -

The Company had no revenues for the fiscal year ended March 31, 2023.

The Company had no revenues for the fiscal year ended March 31, 2022.

Other Income-

Other Income-

Other income for the fiscal year ended March 31, 2023 was $60,000 resulting from the extinguishment of debt from a previous settlement which was composed of the forgiveness and related release of Professional Services & Consulting fees – $60,000.

Other Income for the fiscal year ended March 31, 2022 was $576,426 resulting from the extinguishment of debt from a previous settlement which was composed of the forgiveness and related release of the following:  Professional Services & Consulting fees – $274,529;  NP – Ed Johnson - $86,615; NP – L Brown - $20,000; NP – Legal Fees - $50,000 and Accrued interest on NP - $145,282.

Cost of Sales –

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2023.

The Company had no cost of sales or other operating expenses for the fiscal year ended March 31, 2022.

General and Administrative Expenses –

General and administrative expenses were $39,844 for the fiscal year ended March 31, 2023.  These expenses are made up of accrued stock expense - $32,400, filing fees – $6,094 and state franchise fees and other – $1,350.

General and administrative expenses were $34,578 for the fiscal year ended March 31, 2022.  These expenses are made up of insurance expenses - $17,885, filing fees – $6,098 and state franchise fees and other – $10,595.

Depreciation Expense –

Depreciation expense was $0 for the fiscal year ended March 31, 2023.

Depreciation expense was $0 for the fiscal year ended March 31, 2022.

Interest expense

The Company had interest expense of $13,120 for the year ended March 31, 2023.

The Company had interest expense of $17,119 for the year ended March 31, 2022.

Other expense

The Company had no other expense for the year ended March 31, 2023.

The Company had no other expense for the year ended March 31, 2022.

Liquidity and Capital Resources

Cash and cash equivalents -

We believe our bank balance of $1,000 with a deficit in working capital of $9,844,428 as of March 31, 2023 is not sufficient to meet our working capital requirements for the coming year.

Total assets -

We currently have $1,000 assets for the year ended March 31, 2023 which consists solely of cash.

Working capital -

As of this filing date, the Company is in the process of restructuring its operations in order to raise capital and continue in its efforts to manufacture and distribute its products. The restructuring is ongoing, and no plans have been finalized as of the date of this report. Potential funding for operations is not expected until sometime in the fiscal year ended March 31, 2024 or beyond.

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

Liabilities -

Current liabilities as of March 31, 2023 were $9,845,428. The balance was composed of accounts payable and accrued liabilities of $9,681,428 and note payable to outside investors of $164,000.

Current liabilities as of March 31, 2022 were $9,851,464. The balance was composed of accounts payable and accrued liabilities of $9,687,464 and note payable to outside investors of $164,000.

Long term liabilities as of March 31, 2023 were $0.

Long term liabilities as of March 31, 2022 were $0.

Total liabilities as of March 31, 2023 were $9,845,428.

Total liabilities as of March 31, 2022 were $9,851,464.

Cash flows –

	Year Ended	Year Ended
	March 31,	March 31,
Sources and Uses of Cash	2023	2022
Net cash provided by / (used in)
Operating activities	$1,000	$0
Investing activities	0	0
Financing activities	0	0

Increase/(decrease) in cash and cash equivalents	$1,000	$0

Years ended March 31, 2023 and 2022
Cash and cash equivalents	$1,000	$0

Operating Activities –

Cash provided in operations for the year ended March 31, 2023 was $1,000.  This included an income from operation of $7,036 and a net change in accounts payable and accrued liabilities of ($6,036). Income was generated from the extinguishment of debt resulting from a previous settlement.

Cash used in operations for the year ended March 31, 2022 was $0.  This included an income from operation of $524,729 and a net change in accounts payable and accrued liabilities of ($524,729). Income was generated from the extinguishment of debt resulting from a previous settlement.

Investing Activities –

There was no cash used in Investing Activities for the year ended March 31, 2023.

There was no cash used in Investing Activities for the year ended March 31, 2022.

Financing Activities -

There was no of cash provided in financing activities for the year ended March 31, 2023.

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

Revenue -

The Company had no sales activity during the current fiscal year ended March 31, 2023.  The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.

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

Going Concern Qualification

Due to the lack of significant cash flow, the Company has a significant risk of not being able to continue as a going concern. Investors should carefully examine our financial statements.

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

The market price of our common stock, like that of the securities of other early-stage companies, is highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

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

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

For the Years Ended March 31, 2023 and 2022

	March 31, 2023	March 31, 2022
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$1,000	$-
Inventory, net	-	-
Total current assets	1,000	-
Fixed assets cost	-	-
Less: accumulated depreciation	-	-
Net fixed assets	-	-
Other assets - Network acquisition/development costs	-	-
Total assets	$1,000	$0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,681,428	$9,687,464
Note payable - short term	164,000	164,000
Total current liabilities	9,845,428	9,851,464
Long term liabilities:
Note payable	0	0
Total long term liabilities	0	0
Total liabilities	9,845,428	9,851,464
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	0	0
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(15,992,963)	(15,999,999)
Total shareholders' equity (deficit)	(9,844,428)	(9,851,464)
Total liabilities and shareholders' equity (deficit)	$1,000	0

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2023 and 2022 and for the Period From Inception,

September 16, 2002 to March 31, 2023

	Years Ended		Inception to
	March 31, 2023	March 31, 2022	March 31, 2023
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	39,844	34,578	14,533,272
Depreciation			24,106
Research and development			226,108
Total expenses	39,844	34,578	14,783,486
Income (loss) from operations	(39,844)	(34,578)	(14,783,018)
Interest expense	(13,120)	(17,119)	(3,331,108)
Other income (expense)	60,000	576,426	2,121,163
Net income (loss) before income taxes	7,036	524,729	(15,992,963)
Provision for income taxes	0	0	0
Net income (loss) after income taxes	$7,036	$524,729	$(15,992,963)

Weighted Average Shares Outstanding – Basic with issued shares	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$0.02	$1.72

Net Income (Loss)	$0.02	$1.72

Weighted Average Shares Outstanding – Basic with issued shares plus accrued but unissued shares	323,531	305,778
Basic and diluted income (loss) per share
Continuing Operations	$0.02	$1.72

Net Income (Loss)	$0.02	$1.72

The accompanying notes are an integral part of these consolidated financial statements

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the period from September 16, 2002 (inception) through March 31, 2023

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Balance at Inception, September, 16, 2002	-	$-	$-	$-
Issued Shares	10,000	10	(1,414)	-
Net loss for the period 12/31/2002	-	-	-	(3,586)
Net loss for the period 1/1/2003 to 3/31/2007	-	-	-	-
Recapitalization	5,464	6	(703,166)	-
Net loss for the period 3/31/2008	-	-	-	(123,946)
Issued Shares 3/31/2009	20,256	20	1,702,738	-
Gain on extinguishment of debt	-	-	10,850	-
Net loss for the period 3/31/2009	-	-	-	(532,775)
Issued Shares 3/31/2010	65,099	65	3,265,424	-
Net loss for the period 3/31/2010	-	-	-	(4,587,632)
Balance at March 31, 2010 (audited)	100,819	101	4,274,432	(5,247,939)
Issued Shares (unaudited)	243,443	243	1,199,745	-
Adjustment to value of stock options at 3/31/ 2011 (unaudited)	-	-	116,455	-
Discount on Convertible notes (unaudited)	-	-	206,324	-
Net loss for the period 3/31/2011 (unaudited)	-	-	-	(2,572,447)
Issued Shares (unaudited)	(23,315)	(23)	76,988	-
Adjust for 500-to 1 reverse split (unaudited)	(15,169)	(15)	152,451	-
Adjustment to value of stock options at 3/31/2012 (unaudited)	-	-	97,048	-
Net loss for the period 3/31/2012 (unaudited)	-	-	-	(1,447,492)
Adjustment to value of stock options at 3/31/2013 (unaudited)	-	-	24,786	-
Net loss for the period 3/31/2013 (unaudited)	-	-	-	(963,191)
Net loss for the period 3/31/2014 (unaudited)	-	-	-	(997,806)
Net loss for the period 3/31/2015 (unaudited)	-	-	-	(1,074,487)
Net loss for the period 3/31/2016 (unaudited)	-	-	-	(1,137,218)
Net loss for the period 3/31/2017 (unaudited)	-	-	-	(1,219,080)
Net loss for the period 3/31/2018 (unaudited)	-	-	-	(1,221,132)
Net loss for the period 3/31/2019 (unaudited)	-	-	-	(1,305,383)
Net loss for the period 3/31/2020 (unaudited)	-	-	-	(1,358,263)
Net income for the period 3/31/2021 (unaudited)	-	-	-	2,019,710
Net income for the period 3/31/2022 (unaudited)	-	-	-	524,729
Balance at March 31, 2022 (unaudited)	305,778	$306	$6,148,229	$(15,999,999)
Net income for the period 3/31/2023 (unaudited)	-	-	-	7,036
Balance at March 31, 2023 (unaudited)	305,778	$306	$6,148,229	$(15,992,963)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended March 31, 2023 and 2022

and for the Period From Inception,

September 16, 2002, to March 31, 2023

	Years Ended		Inception to
	March 31, 2023	March 31, 2022	March 31, 2023
Cash Flows from Operating Activities:
Net Income (Loss)	$7,036	$524,729	$(15,992,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	(6,036)	(524,729)	9,555,516
Net cash used in operating activities	1,000	-	(466,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	657,139

Net increase (decrease) in cash	1,000	-	1,000
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$1,000	$-	$1,000

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

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

Inventory

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.    There was no sales activity and no inventory on hand at the fiscal year ended March 31, 2023. The inventory has been recorded at no value as of March 31, 2022. Therefore, for the fiscal year ended March 31, 2023, all inventory and the related reserve was $0.

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

Note 3 – INVENTORY

There were no sales in the year ended March 31, 2023.  The inventory reflected on the books was $0 for the fiscal year ended March 31. 2023.

Note 4 – NOTES PAYABLE

Various Individuals

Total interest accrued as of March 31, 2023 was $88,714 of which $7,920 was accrued during the fiscal year ended March 31, 2023.

Other Notes.

Total interest accrued (without discount amortization) as of March 31, 2023 was $68,102 of which $5,200 was accrued during the fiscal year ended March 31, 2023. The current period interest is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	March 31, 2023	March 31, 2022

Various Individuals	7,920	11,919
Other Notes	5,200	5,200
Total interest expense	$13,120	$17,119

Note Payable Balance	March 31, 2023	March 31, 2022

Various Individuals	$99,000	$99,000
Other Notes	65,000	65,000
Total Note Payable – short term	$164,000	$164,000
Total Note Payable – long term	$-	$-
	-	-
Total Notes Payable	$164,000	$164,000

Debt Maturity Schedule

As of December 31, 2023, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2023	$164,000
March 31, 2024	$-

Total	$164,000

All interest is due under the terms of the various agreements.  However future interest payments will not be made until cash flow issues are resolved, funding is available and a satisfactory revised payment arrangement is completed by all parties.

Note 5 – EQUITY

During the Fiscal Year ended: March  31, 2023:

No equity transactions occurred in the period ended March 31, 2023 which resulted in new common shares being issued.  The Company accrued 6,480,000 of common shares to be issued to existing shareholders for compensation earned for services rendered or per under anti-dilution agreements.  No new shares were issued during the fiscal year.  The accrual is established in accrued expenses and will be transferred to paid in capital when issued.

During the Fiscal Year ended: March  31, 2022:

No equity transactions occurred in the period ended March 31, 2022

Note 6 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the fiscal year ended March 31, 2023. This level of revenues is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Net deferred tax assets /liabilities consist of the following components as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Deferred tax assets:
NOL Carryover	$446,339	$408,944
Related Party Accruals	2,161,016	2,160,033
Accrued Expenses	260,850	261,833

Deferred tax liabilities
Depreciation	0	0

Valuation allowance	(2,868,205)	(2,830,810)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended March 31, 2023 and 2022 due to the following:

	March 31, 2023	March 31, 2022

Book Income	$1,759	$131,182
Depreciation	0	0
Meals & Entertainment	0	0
Stock for Services & Finance	0	0
Related Party Accruals	983	7,640
Accrued Expenses	(983)	(99,669)
Impairment Loss	0	0
NOL Utilized	(1,759)	(39,153)
	$-	$-

At March 31, 2023, the Company had net operating loss carryforwards of approximately $1,785,396 that may be offset against future taxable income.  No tax provision has been reported in the March 31, 2023 financial statements since the potential tax benefit is offset by a the NOL carryover of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of March 31, 2023 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Delaware, Washington and any other jurisdiction where required. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019.

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

Extinguishment of Debt
Extinguishment of Debt recognized in fiscal year ended 3/31/2021	$2,115,532
Extinguishment of Debt recognized in fiscal year ended 3/31/2022	576,426
Extinguishment of Debt recognized in fiscal year ended 3/31/2023	60,000
Total Extinguishment of Debt Recognized	$2,751,958

Note 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that the following events should be disclosed.

1)The Company is reviewing various options to determine the future strategy of the Company operations.  A situs change is being considered as one of the options subject to complying with any final adopted tax strategy.  No determination has been finalized as of the filing date of this report.

2)The Company anticipates the need to issue additional equity in order to secure future funding.

3)The Current financial statements are unaudited.  As a result, the XBRL filings cannot be made with the annual report Form 10-K.  Once funding is secured, the Company will engage their audit firm to conduct an audit of all unaudited periods in an effort to move back to the Over the Counter Bulletin Board and file all XBRL reports.   The Company is currently in discussions with an audit firm to discuss this process.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed and/or will file all reports from the year ended March 31, 2011 and all subsequent periods until funds are available with unaudited financial statements which is acceptable for a company trading on the Pink Sheets. When funds are available, the Company will engage their audit firm to conduct an audit of all unaudited periods in an effort to move back to the Over the Counter Bulletin Board.   The Company is currently in discussions with an audit firm to discuss this process.

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

Name	Age	Title	Director or Officer Since
Pericles DeAvila	53	Chairman of the Board and Acting President, Chief Executive	May 12, 2011
		Officer
Laurence A. Madison	67	Director and Acting Chief Financial Officer / Secretary / Treasurer	May 12, 2011

The following is the business background of each officer and director:

Pericles DeAvila:  Chairman of the Board and Acting President, CEO

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2023, the end of the Company’s last completed fiscal year):

Name	Fiscal Year	Compensation
Pericles DeAvila	2023	$0
Laurence A. Madison	2023	$0
Pericles DeAvila	2022	$0
Laurence A. Madison	2022	$0
Pericles DeAvila	2021	$0
Laurence A. Madison	2021	$0

Cash Compensation

On February 26, 2010, the CEO and CFO executed employment agreements with the Company which cover the period through the end of the fiscal year ended March 31, 2016.  The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place.  As of the year ended March 31, 2023, the agreement continues on the “at will” status.

There was no cash compensation to officers in the fiscal year ended March 31, 2023 and no cash compensation was paid in the year ended March 31, 2022.  Unpaid compensation was accrued through the fiscal year ended March 31, 2020.  The amount accrued was based on the terms set forth in the employment agreements. No accruals were made for unpaid compensation in the fiscal year ended March 31, 2023. No further accruals will be made until the Company completes its new corporate plan which is currently under review.

Bonuses and Deferred Compensation

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2023.  Under the agreement, the parties are entitled to a cash bonus and a stock bonus.

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

No current deferred compensation programs are established as of March 31, 2023.  The Company reserves the right to establish such a plan in the future.

Compensation Pursuant to Plans.

The CEO and CFO have executed Employment agreements with the company that covers the period through the end of the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31. 2016 on an “at will” basis until a new agreement is set in place.  As of the year ended March 31, 2023 the agreement continues on the “at will” status.

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

Compensation of Directors.

The Company compensates all Directors with the issuance of Company common shares.  A total of 50,000 shares are issued for a year of service as a director.   As the Company develops and/or new directors are added, the Board may revise the compensation for directors.  No stock has been issued during the current fiscal year.  As of March 31, 2023, a total of 600,000 common shares have been accrued but not issued for the two officers who also act as Board Members

Termination of Employment and Change of Control Arrangement

The CEO and CFO have executed employment agreements that provide minimum base salary, bonuses and other benefits.  The agreement continues through the fiscal year ended March 31, 2016. The agreement also provides terms for continuance after March 31, 2016 on an “at will” basis until a new agreement is set in place. As of the year ended March 31, 2023, the agreement continues on the “at will” status. If a change in control of the Company occurs, the provisions require immediate vesting in all unpaid benefits under the agreement.  The minimum due under such an arrangement for any change in control would be an amount equal to three times the compensation due in the last fiscal year under the agreement.  The amount shall be due and payable the day before any transaction resulting in such change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2023 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 305,778 issued and outstanding shares of the Company’s Common Stock and 6,785,778 shares that include issued and outstanding shares plus 6,480,000 common shares that have been accrued but not issued as of March 31, 2023, and the name and shareholdings of each director and of all officers and directors as a group.

Based on Issued Shares

Title of	Name of	Amount and Nature	Percentage
Class	Beneficial Owner	of Beneficial Ownership	of Class
OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common	Pericles DeAvila	11,391	3.7%
Common	Laurence Madison	10,896	3.6%
Common	Sector 10 Holdings, Inc.	151,616	49.6%

All officers and Directors as a Group

(2) Persons	22,287	7.3%
Including officer, directors and 5% shareholder	173,903	56.9%

Based on Issued and Accrued but Unissued Shares

Title of	Name of	Amount and Nature	Percentage
Class	Beneficial Owner	of Beneficial Ownership	of Class
OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common	Pericles DeAvila	311,391	4.6%
Common	Laurence Madison	310,896	4.6%
Common	Sector 10 Holdings, Inc.	5,651,616	83.3%

All officers and Directors as a Group

(2) Persons	622,287	9.2%
Including officer, directors and 5% shareholder	6,273,903	92.5%

(1)Anti-dilution agreements were entered into with Sector 10 Holdings, Inc. in November 2009 and officers Pericles DeAvila and Laurence Madison in February 2010.

(2)Sector 10 Holdings has provided the technology through a distribution agreement with the Company and is entitled to common shares under these agreements.   In accordance with these agreements, a total of 5,500,000 shares were accrued as of March 31, 2023 but not yet issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS During the Year ended March 31, 2022:

Due to the lack of cash flow generated by the Company, the officers have provided cash as needed to pay expenses.  Any amounts used to pay expenses were recorded as accounts payable to the respective officer.  No other related transactions occurred during the fiscal year ended March 31, 2023.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES  -

	2023	2022
Audit Fees	$-	$-
Audit and Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$-	$-

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sector 10, Inc

Date: June 9, 2023	By	/s/ Pericles DeAvila
Pericles DeAvila, Principal Executive Officer

Date: June 9, 2023	By	/s/ Laurence A. Madison
Laurence A. Madison,
Chief Financial Officer