Form 10-Q
period 2023-06-30
SECTOR 10, Inc.
filed 2023-08-14
CIK 925661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

SECTOR 10, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	000-24370	33-0565710
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

10900 NE 4th Street, Suite 2300

Bellevue, WA   98004

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

Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the common stock, was $660.

As of August 9, 2023 the issuer had 305,778 shares of common stock outstanding. An additional 6,480,000 common shares have been accrued as of March 31, 2023 and are unissued as of August 9, 2023.  There was a total of 6,785,778 common shares issued and accrued but not yet issued as of August 9, 2023.

TABLE OF CONTENTS

Sector 10, Inc.

	Part I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and March 31, 2023	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 and for the period from inception, September 16, 2002 to June 30, 2023.	4

	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2022 and for the period from inception, September 16, 2002 to June 30, 2023.	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

	Part II. Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

Item 1. FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS, RELATED NOTES AND THE OTHER INFORMATION INCLUDED IN THIS REPORT HAVE NOT BEEN REVIEWED BY THE COMPANY’S OUTSIDE ACCOUNTANT PRIOR TO THE FILING OF THIS REPORT.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$1,000	$1,000
Inventory, net	-	-
Total current assets	1,000	1,000
		-
Fixed assets –cost	-	-
Less: accumulated depreciation	-	-
Net fixed assets	-	-
Total assets	$1,000	$1,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,686,353	$9,681,428
Note payable - short term	164,000	164,000
Total current liabilities	9,850,353	9,845,428
Long term liabilities:
Note payable	-	0
Total long term liabilities	-	0
Total liabilities	9,850,353	9,845,428
Shareholders' equity (deficit)
Preferred shares - $0.001 par value; 1,000,000 authorized, no shares issued or outstanding	-	-
Common shares - $0.001 par value; 199,000,000 authorized; 305,778 and 305,778 shares issued and outstanding, respectively	306	306
Additional paid-in-capital	6,148,229	6,148,229
Deficit accumulated during development stage	(15,997,888)	(15,992,963)
Total shareholders' equity (deficit)	(9,849,353)	(9,844,428)
Total liabilities and shareholders' equity (deficit)	$1,000	1,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2023 and 2022 and for the Period From Inception,

September 16, 2002 to June 30, 2023

	Three Months Ended		Inception to
	June 30, 2023	June 30, 2022	June 30, 2023
	(Unaudited)	(Unaudited)
Sales	$-	$-	$18,500
Cost of Sales	-	-	(18,032)
Gross Profit	-	-	468

Expenses:
General and administrative	512	1,645	14,534,917
Depreciation			24,106
Research and development			226,108
Total expenses	512	1,645	14,785,131
Income (loss) from operations	(512)	(1,645)	(14,784,663)
Interest expense	(3,280)	(3,280)	(3,334,388)
Other income (expense): Gain on extinguishment of debt		-	2,121,163
Net income (loss) before income taxes	(3,792)	(4,925)	(15,997,888)
Provision for income taxes	0	-	0
Net income (loss) after income taxes	$(3,792)	$(4,925)	(15,997,888)

Weighted Average Shares Outstanding
Basic with issued shares	305,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(0.01)	$(0.02)

Net Income (Loss)	$(0.01)	$(0.02)

Basic with issued shares plus accrued but unissued shares	6,785,778	305,778
Basic and diluted income (loss) per share
Continuing Operations	$(0.00)	$(0.02)

Net Income (Loss)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Sector 10, Inc.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2023 and 2022 and for the Period From Inception,

September 16, 2002 to June 30, 2023

	Three Months Ended		Inception to
	June 30, 2023	June 30, 2022	June 30, 2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(3,792)	$(4,925)	$(15,997,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	-	-	5,114,493
Depreciation	-	-	24,106
Net discount on convertible debt	-	-	206,324
Loss due to Impairment / Gain on restructuring	-	-	630,795
Changes in:
Inventory and other current assets	-	-	(4,869)
Accounts payable and accrued liabilities	3,792	4,925	9,559,441
Net cash used in operating activities	-	-	(467,598)

Cash Flows from Investing Activities:
Fixed asset / Other asset purchases	-	-	(189,541)
Net cash used in investing activities	-	-	(189,541)

Cash Flows from Financing Activities:
Net Proceeds from general financing	-	-	737,500
Net Proceeds (payments) from shareholder / officers	-	-	(113,947)
Proceeds from issuance of common stock	-	-	33,586
Net cash provided by financing activities	-	-	657,139

Net increase (decrease) in cash	-	-	-
Beginning of period - continuing operations	-	-	-
End of period - continuing operations	$-	$-	-

Cash paid for interest	$-	$-	$24,295
Cash paid for income taxes	$-	$-	$-

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

Note 2 – INVENTORY

There were no sales in the three months ended June 30, 2023.  The inventory reflected on the books was $0 for the three months ended June 30, 2023.

Note 3 – NOTES PAYABLE

Various Individuals

Total interest accrued as of June 30, 2023 was $90,694 of which $1,980 was accrued during the three months ended June 30, 2023.

Other Notes.

Total interest accrued (without discount amortization) as of June 30, 2023was $69,402 of which $1,300 was accrued during the three months ended June 30, 2023. The current period interest is included as part of other interest.

Summary of Interest and Notes Payable

Interest expense	June 30, 2023	March 31, 2023

Various Individuals	1,980	2,598
Other Notes	1,300	14,601
Total interest expense	$3,280	$17,119

Note Payable Balance	June 30, 2023	March 31, 2023

Various Individuals	$99,000	$99,000
Other Notes	65,000	65,000
Total Note Payable – short term	$164,000	$164,000
Total Note Payable – long term	$-	$-
	-	-
Total Notes Payable	$164,000	$164,000

Debt Maturity Schedule

As of June 30, 2023, the annual maturities for notes payable are scheduled as follows:

Fiscal Year	Amount
March 31, 2024	$164,000
March 31, 2025	$-

Total	$164,000

All interest is due under the terms of the various agreements.  However future interest payments will not be made until the restructuring plan has been implemented and a satisfactory revised payment arrangement is completed by all parties.

Note 4 – EQUITY

During the Quarter ended: June 30, 2023

No equity transactions occurred in the period ended June 30, 2023.   The Company has 6,480,000 shares accrued and unissued as of the close of the fiscal period.

Note 5 – GOING CONCERN

The Company generated minimal revenues prior to the current fiscal year.  No revenues were generated for the three month period ended June 30, 2023. This level of revenue is not sufficient for the Company to meet its future obligations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s financial statements for the three month period ended June 30, 2023 and 2022 do not include any provision for income taxes.   No income tax accrual has been recorded based on the expectation that the Company will be in a net loss position for the overall applicable fiscal year. Accordingly, deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2023 the Company had no accrued interest or penalties related to uncertain tax positions.

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

1)The Company has marketing rights over the MRU and SRU products. The Company is currently evaluating various options for use of this equipment and other products in future operations.  No plans have been finalized as of the date of this report.

2)The Company will be seeking proposals from new auditors to provide an audit for the current fiscal year-ended March 31, 2024 including reviews and/or audits of any applicable prior year(s).

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

Results of Operations

Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

Revenues -

The Company had no revenues for the three months ended June 30, 2023

The Company had no revenues for the three months ended June 30, 2022.

Other Income-

The Company had no other income for the three months ended June 30, 2023.

The Company had no other income for the three months ended June 30, 2022.

Cost of Sales -

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2023.

The Company had no cost of sales or other operating expenses for the fiscal year ended June 30, 2022.

All expenses for the Company were treated as general and administrative expenses.

General and Administrative Expenses -

General and administrative expenses were $512 for the three months ended June 30, 2023.  These expenses are made up of filing and other reporting fees.

General and administrative expenses were $1,645 for the three months ended June 30, 2022.  These expenses are made up of filing and other reporting fees.

Depreciation Expense –

Depreciation expense for the three month period ended June 30, 2023 was $0.

Depreciation expense for the three month period ended June 30, 2022 was $0.

Interest Expense –

Interest expense for the three month period ended June 30, 2023 was $3,280 for interest accrued on notes payable.

Interest expense for the three month period ended June 30, 2022 was $3,280 for interest accrued on notes payable.

Liquidity and Capital Resources

`

As of June 30, 2023, Sector 10 had cash of $0. This amount is not sufficient to meet the Company’s working capital requirements for the balance of the fiscal year ending March 31, 2024 or for any future period.

Total Assets -

The Company had no assets as of June 30, 2023.

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

Total Liabilities -

Current liabilities as of June 30, 2023 were $9,850,353.  The balance was composed of accounts payable and accrued liabilities of $9,686,353, note payable to outside investors of $164,000.

Long term liabilities as of June 30, 2023 were $0.

Total liabilities as of June 30, 2023 were $9,850,353.

Cash flows -

	Three Months Ended	Three Months Ended
	June 30,	June 30,
Sources and Uses of Cash	2023	2022
Net cash provided by / (used in)
Operating activities	$-	$-
Investing activities	-	-
Financing activities	-	-

Increase/(decrease) in cash and cash equivalents	$-	$-

Period ended June 30, 2023 and 2022
Cash and cash equivalents	$-	$-

Operating Activities -

Cash used in operations for the three months ended June 30, 2023 was $0.

Cash used in operations for the three months ended June 30, 2022 was $0.

Investing Activities –

Cash used from investing activities for the three months ended for June 30, 2023 was $0.

Cash used from investing activities for the three months ended for June 30, 2022 was $0.

Financing Activities -

Cash provided from financing activities for the three months ended June 30, 2023 was $0.

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

Going Concern Qualification

Our notes to the financial statements disclose that the Company has generated no revenue or cash flow, has incurred net losses for the fiscal year and has a working capital deficiency. Due to the current restructuring discussions, the Company operations are not likely to produce positive cash flow until at least the end of the fiscal year ended March 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully examine our financial statements and read the notes to the financial statements.

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

Item 4.  Controls and Procedures

(a)Based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer concluded that as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

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

Sector 10, Inc.

August 14, 2023	By: /s/ Pericles DeAvila
Date	Pericles DeAvila, President

August 14, 2023	By: /s/ Laurence A. Madison
Date	Laurence A. Madison Chief Financial Officer